Form 10-Q
period 2010-03-31
CRATER MOUNTAIN RESOURCES, INC.
filed 2010-06-08
CIK 1434028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
March 31, 2010

Commission File Number 333-151085

CRATER MOUNTAIN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada                                                                                               20-8837756
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

 4666 Mission Avenue, Suite 1
San Diego, CA 92116
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (619) 819-7595

Former Name, Address and Fiscal Year, if Changed Since Last Report
None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer     Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ___  No_X__

As of June 2, 2010, there were 30,000,000 shares of our common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated financial statements

The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim consolidated financial should be read in conjunction with the audited financial statements and notes thereto included in our Registration Statement on Form S-1/A, filed on February 11, 2010 with the U.S. Securities and Exchange Commission (SEC) and can be found on the SEC website at www.sec.gov.

CRATER MOUNTAIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
 (UNAUDITED)

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$ 2,790	$ 540

Total current assets	2,790	540

TOTAL ASSETS	$ 2,790	$ 540

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Line of credit	$ 9,800	$ -
Interest payable	277	-

Total current liabilities	10,077	-

TOTAL LIABILITIES	10,077	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 150,000,000
shares authorized; 30,000,000 shares issued and
outstanding as of March 31, 2010 and June 30, 2009	30,000	30,000
Additional paid-in-capital	10,500	7,800
Deficit accumulated during the development stage	(47,787)	(37,260)

Total stockholders' equity (deficit)	(7,287)	540

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,790	$ 540

CRATER MOUNTAIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
 (UNAUDITED)

					From inception
	Three months	Three months	Nine months	Nine months	(April 20, 2007)
	ended March 31,	ended March 31,	ended March 31,	ended March 31,	to March 31,
	2010	2009	2010	2009	2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	5,663	2,400	10,527	13,530	47,787

Total expenses	5,663	2,400	10,527	13,530	47,787

NET LOSS	$ (5,663)	$ (2,400)	$ (10,527)	$ (13,530)	$ (47,787)

NET LOSS PER SHARE	$ -	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING- BASIC	30,000,000	30,000,000	30,000,000	30,000,000	30,000,000

CRATER MOUNTAIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
 (UNAUDITED)

			From inception
	Nine Months	Nine Months	(April 20, 2007)
	ended March 31,	ended March 31,	to March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,527)	$ (13,530)	$ (47,787)
Adjustments to reconcile
net loss to net cash used from operating activities:
Contributed capital for rent	2,700	2,700	10,500
Increase in accounts payable	-	1,900	-
Increase in interest payable	277	-	277

Net cash flows used in operating activities	(7,550)	(8,930)	(37,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	30,000
Increase in line of credit	9,800	-	9,800

Net cash flows provided by financing activities	9,800	-	39,800

NET INCREASE IN CASH	2,250	(8,930)	2,790

CASH, BEGINNING OF PERIOD	540	11,970	-

CASH, END OF PERIOD	$ 2,790	$ 3,040	$ 2,790

NON-CASH ACTIVITY
Supplemental schedule of non-cash financing activities:
Contributed capital for rent expense	$ -	$ -	$ 10,500

CRATER MOUNTAIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT CHANGES IN STOCKHOLDERS‘EQUITY (DEFICIT)
 (UNAUDITED)

	Common stock		Additional paid-	Deficit accumulated during the	Total stockholders'
	Number of shares	Amount	in capital	development stage	equity (deficit)

Balance April 20, 2007	-	$ -	$ -	$ -	$ -

Common stock issued for
cash, May 8, 2007
at $0.001 per share	30,000,000	30,000	-	-	30,000

Net loss	-	-	-	(3,010)	(3,010)

Balance June 30, 2007	30,000,000	30,000	-	(3,010)	26,990

Contributed capital	-	-	4,200	-	4,200

Net loss	-	-	-	(19,220)	(19,220)

Balance June 30, 2008	30,000,000	30,000	4,200	(22,230)	11,970

Contributed capital	-	-	4,500	-	4,500

Net loss	-	-	-	(15,930)	(15,930)

Balance June 30, 2009	30,000,000	30,000	7,800	(37,260)	540

Contributed capital	-	-	2,700	-	2700

Net loss	-	-	-	(10,527)	(10,527)

Balance March 31, 2010, unaudited	30,000,000	$ 30,000	$ 10,500	$ (47,787)	$ (7,287)

CRATER MOUNTAIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND PURPOSE

Nature of operations
Crater Mountain Resources, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on April 20, 2007.  The principal office of the corporation is 4666 Mission Avenue, Suite 1, San Diego, CA 92116.

The business purpose of the Company is the exploration and mining of precious metals, specifically gold, in Papua New Guinea.

A Development Stage Company

The accompanying financial statements have been prepared in accordance with the FASB ASC 915-10, "Development Stage Entities".  A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from.  As of March 31, 2010, the Company has not fully commenced nor has it received significant revenues from its planned principal operations.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1/A for the year ended June 30, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year
The Company’s fiscal year is June 30.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $47,787 as of March 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)
The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.  Cash and cash equivalents are on deposit with financial institutions without restrictions.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period.  Actual results could differ from these estimates.

Earnings (Loss) Per Share Calculations:

Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities.  Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  For all periods presented, the Company has sustained losses, which would make use of equivalent shares antidilutive and, as such, the calculation has not been included.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed if not a stock dividend for purposes of applying Topics 505 and 260. This update is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

As of March 31, 2010, 150,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 30,000,000 were issued and outstanding.  Of the total shares outstanding, 30,000,000 were issued to the founding shareholders for cash of $30,000 or $0.001 per share.

NOTE 4 – RELATED PARTY TRANSACTIONS

On or about April 14, 2009, The Magellan Global Fund, Ltd. (“Magellan”) entered into a rescission agreement with all of the share holders of Crater Mountain Resources that Magellan gave or sold shares. As a result, Magellan became the sole shareholder of the Company.  The Magellan Global Fund, LP, a Delaware Limited Partnership, was formed in September 2006. Messrs. Harry Orfanos and Niko Lahanas, who are Officers and Directors of the Company, are the Managing Partners of The Magellan Global Fund, LP.  The General Partner of the limited partnership is Orinda Advisors, LLC, a Delaware limited liability company. Harry Orfanos and Niko Lahanas are also the owners, officers and directors of Orinda Advisors, LLC. This transaction has had no effect on the financial condition of the Company.

On December 14, 2009, the Company executed a line of credit in the amount of $20,000 with Magellan Global Fund, Ltd. (“Magellan”). The line of credit carries an annual interest rate of 5% and has a term of one year, at which any outstanding balance is due in full. As of March 31, 2010, an amount of $9,800 had been used for general corporate purposes.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our Registration Statement on Form S-1/A, filed on February 11, 2010 with the U.S. Securities and Exchange Commission (SEC) and can be found on the SEC website at www.sec.gov.

We are a start up, development stage mining company and have not yet generated any revenues from operations since inception. From inception on April 20, 2007 to March 31, 2010, our total net loss is $47,787.

The following table provides selected financial data about the Company as of March 31, 2010 and June 30, 2009.  For detailed financial information, see the financial statements included in this Form 10-Q.

Balance Sheet Data:	3/31/2010	6/30/2009
Cash	$2,790	$540
Total assets	$2,790	$540
Total liabilities	$10,077	$-
Stockholders' equity (deficit)	$(7,287)	$540

We have conducted minimal operations since our inception and do not have any present operations. During the nine months ended March 31, 2010 and 2009, we generated no revenues.  Accordingly, a comparative analysis and discussion of our results of operations is not meaningful and will not be presented herein.

Limited Operating History

There is little to no historical financial information about our Company upon which to base an evaluation of our performance or to make a decision regarding an investment in the shares. We are still in the development stages and have not yet generated or realized any revenues from operations. We cannot guarantee we will be successful in our business operations or will achieve significant levels of market acceptance for our proposed business. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and/or development of our properties, possible cost overruns due to price and cost increases in services we require and the absence of an operating history.  Therefore, we cannot guarantee we will be able to achieve or maintain profitable operations.

Registration Statement

On February 19, 2010 our S-1 registrations statement was declared effective by the SEC.  As of June 2, the offering has not been completed.  This offering represents the initial offering of common stock of Crater Mountain Resources, Inc.  No public market currently exists for our securities or the shares being offered. We are offering for sale a total of 4,000,000 shares of common stock on a "self-underwritten" basis, which means the shares will be offered and sold by our officers and directors, without any commissions being paid to them for any shares sold. We do not intend to engage the services of an underwriter to sell any of the shares and there is no guarantee we will be able to sell all of the shares being offered. The shares are being offered at a fixed price of $0.50 per share for a period not to exceed 180 days from the date of this Prospectus. There is no minimum number of shares required to be purchased.  The offering will be an "all-or-none" offering, we will need to sell all of the shares before we can use any of the proceeds. We intend to establish a separate bank account, where all proceeds from sales of shares will be deposited until the offering is sold out and the total offering amount of $2,000,000 is raised, or until the 4,000,000 shares being offered in this registration have been sold at which time the funds will be transferred to our business account for use in our proposed business operations. In the event we do not sell all of the shares and raise all of the proceeds before the expiration date of the offering, all monies collected will be returned promptly to the subscribers, without deductions or interest.

Further, there is no assurance that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Upon successful completion of our initial offering, we intend to pursue our exploration activities in the following three-phase program to determine if viable mineralization exists on our property that warrants further exploration or development.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are currently in the start up, development stage and are in the process of completing an initial public offering of our common stock to raise the cash required to implement our proposed business operations. In addition, we are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, our officers and directors performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, we concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceeding and none are threatened that we are aware of.

ITEM 1A. RISK FACTORS

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described in our Registration Statement on Form S-1/A, filed on February 11, 2010. You should carefully consider those risk factors and other information in our Registration Statement on Form S-1 and this quarterly report before deciding to invest in our securities. We are unaware of any material changes in or additional risk factors since the filing of our S-1/A Registration Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no sales of unregistered equity securities during the period ended March 31, 2010.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION - SUBSEQUENT EVENTS

None.

ITEM 6. EXHIBITS

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form S-1 registration statement:

Exhibit No.  Description

* 3(i)                Articles of Incorporation
* 3(ii)               Bylaws
31                     Sec. 302 Certification
32                     Sec. 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRATER MOUNTAIN RESOURCES, INC. a Nevada corporation (Registrant)

Dated:    June 2, 2010

 /s/  Roger Renken
By: Roger Renken, President, Secretary,
Treasurer, Principal Accounting Officer and Director