Form 10-K
period 2010-06-30
CRATER MOUNTAIN RESOURCES, INC.
filed 2010-09-21
CIK 1434028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2010

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

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:  None                                Name of each exchange on which registered:   None

Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock, par value $.001
   (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company X

We had no revenues for the fiscal year ended June 30, 2010.

As of August 10, 2010, there were 30,000,000 shares of our common stock issued and outstanding.  Our common stock is not currently listed and trading on any exchange.  The aggregate market value of  the voting stock held by non-affiliates of the registrant, computed by reference to the $0.001 par value price per share paid for the shares is approximately $30,000.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form S-1 Registration Statement, filed under CIK No 0001434028 on May 22, 2008, on the SEC website at www.sec.gov.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the U.S. Securities and Exchange Commission (SEC) are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

PART I
ITEM 1. DESCRIPTION OF BUSINESS

General

Crater Mountain Resources, Inc. was incorporated in Nevada on April 20, 2007. We are a minerals exploration company based in San Diego, California. As of December 31, 2009, we have three key projects in Papua New Guinea (PNG). We are in the start up, exploration stage and have not yet generated any revenues.

On May 22, 2008, we filed an initial public offering registration with the SEC, which became effective on February 19, 2010. We are attempting to sell 4,000,000 shares of our common stock at an offering price of $0.50 per share in an effort to raise $2,000,000 which we intend to use to implement our business plans. As of the date of the filing of this annual report, we have not yet sold any shares. The offering is an all-or-none offering, which means we will have to sell all of the shares and raise all of the money before we can use any of the funds. The offering period was only for six months from the effective date, so we are currently preparing an amendment to our registration to extend the offering period for another six months in order to enable us to continue our attempts to sell the shares.

We have not yet generated any revenues since inception and have incurred net operating losses of $50,202 since inception. We do not own any real estate. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise the equity capital needed to implement our business plans; however, based on our prior demonstrated ability to raise capital, we believe that our capital resources will be adequate to continue operating our business operations for the fiscal year ending June 30, 2011. However, if we are unable to raise the capital in the near future, due to our liquidity problems, we may have to curtail our operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

Our administrative offices are located at 4666 Mission Blvd, Suite 1, San Diego, California, for which we pay no rent; the office space is contributed by one of our shareholders. We plan to use these offices until we require larger space.  Our registered statutory office is located at 2620 Regatta Dr. Suite 102, Las Vegas, NV. Our fiscal year end is June 30.

Our Exploration Projects

We are a natural resource company engaged in the exploration of mineral properties located in Papua New Guinea. These properties are at mine feasibility and/or in the exploration stage. We have three key projects: Gira-Aikora-Ioma, Wagi River, and Crater Mountain, in which we plan to purchase a majority interest with the funds we raise in our initial public offering. We do not claim to have any mineralization or reserves whatsoever at this time on any of our properties; however, based on preliminary research and geological report on our property and the surrounding area, we believe there is a sufficient basis to warrant further exploration of the properties.

GIRA-AIKORA-IOMA GOLD PROJECT

The Gira-Aikora-Ioma Project area is located about 55km from the mouth of the Gira River which flows northeast into Mambare Bay on the east coast of Papua.  The closest and most readily accessible population centre is Kokoda, some 55km to the south.  Alluvial gold was found in 1938 and at another location in 1961.

Field work located two broad zones shedding pan-able gold; one which generally follows the Owen Stanley Fault has been called the Western Gold Zone, and the other follows the Gira Fault called the Eastern Gold Zone.

Field work for the Western Gold Zone suggests narrow high grade zones are the source of the pan-able gold and the geochemical anomalies.  In the Eastern Gold Belt good pan-able gold was found around old alluvial and eluvial workings at the Baranuma Prospect.

WAGI RIVER GOLD PROJECT

Lufa District - In the southern part of the Wagi River property, previous stream sampling has confirmed the alluvial gold and located a possible one sq km area from which this alluvial gold may have been sourced. The float rock sampling yielded encouraging results however, investors and shareholders are cautioned that follow up exploration and potentially a third party feasibility study is required to further assess their significance.

CRATER MOUNTAIN GOLD PROJECT

The Crater Mountain Project, Papua New Guinea, Eastern Highlands Province has been demonstrated by previous explorers to have potential for developing a large epithermal gold deposit. The main defined mineralized area, which includes the Nevera Prospect, is some 12 sq km in area. Most is completely unexplored except for some surface geochemistry.  The Crater Mountain Project is Southeast of, and within the Papua New Guinea highlands geological trend which also contains the Porgera and Mt. Kare gold deposits.

Competition

We expect to compete with many mining and exploration companies in identifying and acquiring claims with gold mineralization. We believe that most of our competitors have greater resources than us. We also expect to compete for qualified geological and environmental experts to assist us in our exploration of mining prospects, as well as any other consultants, employees and equipment that we may require in order to conduct our operations.

Government and Industry Regulation

We may be delayed by or unable to comply with government and environmental laws, rules and regulations related to our proposed operations and the mining industry, in general, which could severely impact our business operations. Our proposed mineral exploration programs will be subject to the laws, rules and regulations in Papua New Guinea. Various governmental permits will be required prior to implementation of our proposed exploration operations. We are not assured of receiving such permits as and when needed for operations, or at all. There is no assurance environmental or safety standards more stringent than those presently in effect may not be enacted, which could adversely affect future exploration programs. Also, the industry often finds itself in conflict with the interests of private environmental groups which often have an adverse effect on the mining industry.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations of Papua New Guinea as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

Environmental Laws

Our operations are subject to the Environmental Laws of Papua New Guinea.  Environmental laws and regulations relating to public lands are expected to be tightly enforced. We intend to explore and, when required, develop all of our properties in strict compliance with all environmental requirements applicable to the mineral processing and mining industry. We will secure all the necessary permits for exploration and, if development is warranted, will file final Plans of Operation prior to the commencement of any mining operations. We anticipate no discharge of water into any active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No significant endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to all legal requirements. Any portals, adits or shafts will be sealed should the property be abandoned.

It is difficult to estimate the cost of compliance with environmental laws at this time, since the full nature and extent of our proposed activities cannot be determined until we receive the proceeds from our initial public offering and commence our operations. At that time, we will determine what that will involve from an environmental standpoint and will begin our compliance efforts.

Patents and Trademarks

We have no patents, trademarks or other proprietary rights.

Employees and Employment Agreements

We currently have one employee, our executive officer, Roger Renken, who currently devotes 30 hours a week to our business and is responsible for the primary operation of our business. There are no formal employment agreements between the company and Mr. Renken.

We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or key employees.

ITEM 1A. RISK FACTORS

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below. You should carefully consider the following risk factors and other information in this 10-K before deciding to invest in our securities.

Risk factors associated with our Company:

Roger Renken, the President, Secretary and Treasurer and Chairman of the Board of Directors of the company, currently devotes approximately 30 hours per week to company matters.  He does not have any public company experience and is involved in other business activities.  The company’s needs could exceed the amount of time or level of experience he may have.  This could result in his inability to properly manage company affairs, resulting in our remaining a start-up company with no revenues or profits.

Our business plan does not provide for the hiring of any additional employees until sales will support the expense, which is estimated to be in the second quarter of 2011.  Until that time the responsibility of developing the company’s business, the offering and selling of the shares of our initial public offering and fulfilling the reporting requirements of a public company all fall upon Roger Renken, our sole officer and director.  While he has business experience, including management and accounting, he does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. In the event he is unable to fulfill any aspect of his duties to the company, we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

Since we are an exploration stage company, have generated no revenues and lack an operating history, an investment in our securities is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

Our company was incorporated in the State of Nevada; we have not yet commenced our business operations; and we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any securities you may purchase in our company.

We do not yet have any substantial assets and are totally dependent upon the proceeds of our initial public offering to fully fund our business. If we do not sell all of the shares in our offering and receive all of the proceeds, we will have to seek alternative financing to complete our business plans or abandon them.

The only cash currently available is the balance of cash paid by Magellan Global Fund, LP, our principal stockholder, for the acquisition of their shares. In the event we do not sell all of the shares and raise the total offering proceeds in our initial public offering, there can be no assurance that we would be able to raise the additional funding needed to implement our business plans or that unanticipated costs will not increase our projected expenses for the year following completion of this offering. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

We cannot predict when or if we will produce revenues, which could result in a total loss of any investment you make in our securities if we are unsuccessful in our business plans.

We have not yet implemented our business plans or generated any revenues from operations. In order for us to continue with our plans and implement our business plans, we must raise our initial capital through the sale of all of the shares in our initial public offering. The timing of the completion of the milestones needed to commence operations and generate revenues is contingent on the success of the offering. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if you decide to purchase our shares and we are not successful in our proposed business plans.

Our continued operations depend on our ability to recover precious metals, process them, and successfully sell them for more than the cost of production.

The success of this process depends on the market prices of metals in relation to our costs of production. We may not always be able to generate a profit on the sale of gold or other minerals because we can only maintain a level of control over our costs and have no ability to control market prices. The total cash costs of production at any location are frequently subject to great variation from year to year as a result of a number of factors, such as the changing composition of ore grade or mineralized material production and metallurgy and exploration activities in response to the physical shape and location of the ore body or deposit. In addition, costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in production costs or a decrease in the price of gold or other minerals could adversely affect our ability to earn a profit on the sale of gold or other minerals, which would result in a failure of our business and a loss of any investment you make in our securities.

The use of hedging instruments may not prevent losses being realized on subsequent price decreases or may prevent gains being realized from subsequent price increases.

We may from time to time sell some future production of gold pursuant to hedge positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, we will have an opportunity loss. However, if the gold price falls below that committed price, our revenues will be protected to the extent of such committed production. In addition, we may experience losses if hedge counterparty defaults under a contract when the contract price exceeds the gold price. As of the date of filing of this report, we have no open hedge positions.

Since our business consists of exploring for or acquiring gold prospects, the drop in the price of gold will negatively affect our asset values, cash flows, potential revenues and profits.

We plan to pursue opportunities to acquire properties with gold mineralized material or reserves with exploration potential. The price that we pay to acquire these properties will be influenced, in large part, by the price of gold at the time of the acquisition. Our potential future revenues are expected to be derived from the production and sale of gold from these properties or from the sale of some of these properties. The value of any gold reserves and other mineralized material, and the value of any potential mineral production there from, will vary in direct proportion to variations in those mineral prices. The price of gold has fluctuated widely as a result of numerous factors beyond our control. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would negatively affect our asset values, cash flows, and potential revenues and profits.

We compete with other mineral exploration and mining companies.

We compete with other mineral exploration and mining companies or individuals, including large, established mining companies with substantial capabilities and financial resources, to acquire rights to mineral properties containing gold and other minerals. There is a limited supply of desirable mineral lands available for claim staking, lease, or other acquisition. There can be no assurance that we will be able to acquire mineral properties against competitors with substantially greater financial resources than we have.

The loss of the services of Mr. Renken could severely impact our business operations and future development of our mining operations, which could result in a loss of revenues and your ability to ever sell any of our securities.

Our performance is substantially dependent upon the professional expertise of our President, Roger Renken. Mr. Renken has extensive contacts and experience in the gold exploration and natural resource industry and we are dependent on his abilities to develop and market our business. If he were unable to perform his services, this loss of the services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with another individual qualified to develop and market our product. The loss of his services could result in a loss of revenues, which could result in a reduction of the value of any shares you purchase in this offering.

We are subject to the many risks of doing business internationally, including but not limited to the difficulty of enforcing liabilities in foreign jurisdictions.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. In addition, we are registered as a foreign corporation doing business in Papua New Guinea and are subject to the local laws of Papua New Guinea governing investors’ ability to bring actions in foreign courts and enforce liabilities against a foreign private issuer, or any person, based on U.S. federal securities laws. Generally, a final and conclusive judgment obtained by investors in U.S. courts would be recognized and enforceable against us in the Papua New Guinea courts having jurisdiction without reexamination of the merits of the case.

We do business in a country that is subject to a high degree of political risk and may be subject to terrorist acts.

Papua New Guinea is a country subject to a relatively high degree of political risk. In February 1995, for example, EFIC of the Commonwealth of Australia downgraded Papua New Guinea to the "D" political risk category, which is its category of highest risk. Our entitlement to potential properties located in Papua New Guinea is subject to political, economic and other uncertainties, including the risk of civil rebellion, expropriation, nationalization, renegotiation or nullification of existing contracts, mining licenses and permits or other agreements, changes in laws or taxation policies, currency exchange restrictions, changing political conditions and international monetary fluctuation. Future Papua New Guinea Government actions concerning the economy or the operation and regulation of nationally important facilities such as mines could have a significant effect on our prospective properties. No assurances can be given that we or any future properties will not be adversely affected by future developments in Papua New Guinea.

Because we operate in a foreign country, our business is subject to foreign currency fluctuations and risks which could severely impact our revenues and results of operations.

A portion of our business will be conducted in a currency other than the U.S. Dollar, however, the Papua New Guinea Kina has traded in a fairly narrow range over the past several years, so we currently only have limited exposure to exchange rate fluctuations. At some point in the future, the exchange rate could fluctuate substantially more which would cause us exposure to exchange rate risk, as our profits would then be subject to exchange rate fluctuations. Any broad-based regional currency crisis - possibly caused by a revaluation of the Papua New Guinea Kina-could cause a major shift in the exchange rate, as could a dramatic collapse of the U.S. dollar.

If in the future, there are much wider fluctuations in the exchange rate, we may attempt to reduce our transaction and translation gains and losses associated with converting foreign currency into U.S. Dollars by entering into foreign exchange forward contracts to hedge certain transaction and translation exposures. Terrorism is a threat throughout the world. Attacks can happen without warning any time and in any place in the world. Statements by international terrorist groups have called for attacks against Western interest in various regions around the world. We continue to receive reports that terrorists are planning attacks including against places frequented by foreigners.  Papua New Guinea condemns, in the strongest possible terms, all actions of terrorism and will cooperate and assist each other in the fight against terrorism, in order to secure and facilitate trade and investment liberalization, and economic growth in the region.

Resource exploration and development is a speculative business and involves a high degree of risk.

Resource exploration and development is a speculative business and involves a high degree of risk. The marketability of natural resources, which may be acquired or discovered by the Issuer, will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations, the proximity and capacity of natural resource markets, and processing equipment and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. Hazards such as unusual or unexpected mineral formations and other conditions are involved.  We may become subject to liability for pollution or other environmental contamination, cave-ins or hazards against which it cannot insure or against which it may elect not to insure. The payment of such liabilities could have a material, adverse effect on our financial position. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital. None of our prospective properties have a proven commercial body of ore and the programs being conducted on such properties and intended to be conducted in the future constitute feasibility studies on defined mineralization and exploratory searches for mineral resources. While the rewards to an investor can be substantial if an economically viable discovery is made, few properties which are explored are ultimately developed into producing mines. If our exploration programs are not successful, investors in our securities may lose their investments.

The development and operation of our mining projects involve numerous uncertainties.

Mine development projects, including our planned projects, typically require a number of years and significant expenditures during the exploration stage before production is possible.

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

·	estimation of reserves;
·	anticipated metallurgical recoveries;
·	future mineral prices; and
·	anticipated capital and operating costs of such projects.

Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.  Any of the following events, among others, could affect the profitability or economic feasibility of a project:

·	unanticipated changes in grade and tonnage of ore to be mined and processed;
·	unanticipated adverse geotechnical conditions;
·	incorrect data on which engineering assumptions are made;
·	costs of constructing and operating a mine in a specific environment;
·	availability and cost of processing and refining facilities;
·	availability of economic sources of power;
·	adequacy of water supply;
·	adequate access to the site;
·	unanticipated transportation costs;
·
government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

·	fluctuations in mineral prices; and
·	accidents, labor actions and force majeure events.

Any of the above-referenced events may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities. Any of these results could force us to curtail or cease our business operations.

Estimates of mineral reserves and of mineralized material are inherently forward-looking statements, subject to error, which could force us to curtail or cease our business operations.

Estimates of mineral reserves and of mineralized material are inherently forward-looking statements subject to error. Although estimates of proven and probable reserves are made based on a high degree of assurance in the estimates at the time the estimates are made, unforeseen events and uncontrollable factors can have significant adverse impacts on the estimates. Actual conditions will inherently differ from estimates. The unforeseen adverse events and uncontrollable factors include: geologic uncertainties including inherent sample variability, metal price fluctuations, fuel price increases, variations in mining and processing parameters, and adverse changes in environmental or mining laws and regulations. The timing and effects of variances from estimated values cannot be predicted.

·
Geologic Uncertainty and Inherent Variability: Although the estimated reserves and additional mineralized material have been delineated with appropriately spaced drilling to provide a high degree of assurance in the continuity of the mineralization, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There may also be unknown geologic details that have not been identified or correctly appreciated at the current level of delineation. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect and others can have a negative effect on mining operations. Acceptance of these uncertainties is part of any mining operation.

·
Metal Price Variability: The prices for gold, silver, and copper fluctuate in response to many factors beyond anyone's ability to predict. The prices used in making the reserve estimates are disclosed and differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated reserve quantities, which are affected by a number of additional factors. For example, a ten percent (10%) change in price may have little impact on the estimated reserve quantities and affect only the resultant positive cash flow, or it may result in a significant change in the amount of reserves. Because mining occurs over a number of years, it may be prudent to continue mining for some period during which cash flows are temporarily negativefor a variety of reasons including a belief that the low price is temporary and/or the greater expense incurred in closing a property permanently.

·
Fuel Price Variability: The cost of fuel can be a major variable in the cost of mining; one that is not necessarily included in the contract mining prices obtained from mining contractors but is passed on to the overall cost of operation. Future fuel prices and their impact are difficult to predict, but could force us to curtail or cease our business operations.

·
Variations in Mining and Processing Parameters: The parameters used in estimating mining and processing efficiency are based on testing and experience with previous operations at the properties or on operations at similar properties. While the parameters used have a reasonable basis, various unforeseen conditions can occur that may materially affect the estimates. In particular, past operations indicate that care must be taken to ensure that proper ore grade control is employed and that proper steps are taken to ensure that the leaching operations are executed as planned. The mining contracts for the mines include clauses addressing these issues to help ensure planned requirements are met. Nevertheless, unforeseen difficulties may occur in planned operations, which would force us to curtail or cease our business operations.

·
Changes in Environmental and Mining Laws and Regulations: The Company believes that it currently complies with existing environmental and mining laws and regulations affecting its operations. The reserve estimates contain cost estimates based on requirements compliance with current laws and regulations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected past operations and additional changes may occur in the future.

The price of gold is highly volatile and a decrease in the price of gold can have a material adverse effect on our business.

The profitability of gold mining operations is directly related to the market prices of gold. The market prices of gold can fluctuate significantly and is affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of gold from the time development of a mine is undertaken and the time production can commence can significantly affect the profitability of a mine.

Accordingly, we may begin to develop one or more of our mines at a time when the price of gold makes such exploration economically feasible and, subsequently, incur losses because the price of gold decreases.

Adverse fluctuations of the market prices of gold may force us to curtail or cease our business operations.

Mining risks and insurance could have an adverse effect on our profitability.

The business of mining for gold and other metals is generally subject to a number of risks and hazards including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions, pressures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. At the present time, we do not intend to obtain insurance coverage and even if we were to do so, no assurance can be given that such insurance will continue to be available or that it will be available at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations. Mining operations will be subject to risks normally encountered in the mining business.

Risks related to our common stock:

a. We cannot assure a public market for our common stock.

There is currently no public trading market for our securities and there is no guarantee that a regular and established market will develop for our common stock or that, if such a market does develop, it will continue. There is also no assurance as to the depth of liquidity of any market for common stock or the prices at which holders may be able to sell any shares they may own in our company. As a result, an investment in our securities may be totally illiquid and investors may not be able to liquidate their investment readily, or at all. In the event that an established public market does develop for our common stock, market prices will be influenced by many factors, and will be subject to significant fluctuation in response to variations in our operating results and other factors such as investor perceptions of our company, supply and demand, interest rates, general economic conditions and those specific to the industry and developments regarding our activities, future financial condition and management.

b. Issuance of additional shares will reduce the control held by the investors and result in dilution of the book value of their shares.

The issuance of any additional shares of our common stock will reduce the amount of control held by our current stockholder and may result in a dilution of the book value of the shares they own. There are presently no commitments, contracts or intentions to issue any additional shares to any persons.

c. Penny Stock Rules could result in the possible inability to sell any of our securities in a secondary market.

Rule 3a5-1 of the Securities Exchange Act of 1934 (the "Exchange Act") defines a "penny stock" as an equity security that is not, among other things: a) a reported security (i.e., listed on certain national securities exchanges); b) a security registered or approved for registration and traded on a national securities exchange that meets certain guidelines, where the trade is effected through the facilities of that national exchange; c) a security listed on NASDAQ; d) a security of an issuer that meets certain minimum financial requirements, i.e., "net tangible assets" in excess of $8,000,000 (if the issuer has been continuously operating for less than three years) or $5,000,000 (if the issuer has been continuously operating for more than three years), or "average revenue" of at least $6,000,000 for the last three years); or e) a security with a price of at least $5.00 per share for the transaction in question or that has a bid quotation (as defined in the Rule) of at least $5.00 per share. Under Rule 3a5-1, our Company's Common Stock offered herein falls within the definition of a "penny stock." Accordingly, trading in our securities is subject to the requirements of Rule 15g-9 and Section 15(g) under the Exchange Act. Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell non-exempt securities to persons other than established customers. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Pursuant to Section 15(g) and related Rules, brokers and/or dealers, prior to effecting a transaction in a penny stock, will be required to provide investors with written disclosure documents containing information concerning various aspects involved in the market for penny stocks as well as specific information about the penny stock and the transaction involving the purchase and sale of that stock (e.g., price quotes and broker-dealer and associated person compensation). Subsequent to the transaction, the broker will be required to deliver monthly or quarterly statements containing specific information about the penny stock. The foregoing requirements will most likely negatively affect the ability of purchasers herein to sell their shares in the secondary market.

d. Potential future sales pursuant to Rule 144 could have a depressive effect on the price of our common stock.

Any future sales of our common stock held by our officers, directors and/or principal shareholders could have a depressive effect on the price of our common stock in any public market which may develop, assuming there is such a market, of which there can be no assurance.

However, these securities may only be sold in compliance with Rule 144 which provides, in essence, that officers and directors and others holding restricted securities (such as those described above) may each sell, in brokerage transactions, an amount equal to 1% of our Company’s total outstanding Common Stock every three (3) months. In addition, Rule 144 provides that shares must not be sold until they have been held for a period of at least one (1) year from the date they were fully paid for. The possible sale of these restricted securities under Rule 144 may, in the future, have a depressive effect on the price of our common stock in any public market which may develop, assuming there is such a market, of which there can be no assurance. Furthermore, persons holding restricted securities for two (2) years who are not "affiliates" of our Company, as that term is defined in Rule 144, may sell their securities pursuant to Rule 144 without any restrictions and/or limitations on the number of shares sold, assuming there is such a market, of which there can be no assurance.  A total of 30,000,000 shares have been issued to our existing stockholder, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in this offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

e. No cash dividends have been or will be paid on our common stock.

No cash dividends have been declared or paid on the shares of our common stock to date, nor is it anticipated that any such dividends will be declared or paid to stockholders in the foreseeable future. It is currently anticipated that any income received from operations will be reinvested and devoted to our future operations and/or to expansion.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

We do not currently own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to the best of our knowledge, there is no material litigation pending or threatened against us.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON STOCK

Our common stock is not listed for trading on any public stock exchange.  As a result, no table with trading volume and closing price history is included in this report.

We currently have no outstanding stock options or warrants and no commitments or plans to issue any in the foreseeable future.

Reports

We are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Stock Transfer Agent

We have appointed Michael Kessler, Esq, 900 Paloma Avenue, Carmichael, CA 95608; (916) 248-3666, to keep the stock transfer record of the company until we complete our initial public offering, at which time, we will appoint a stock transfer agency.

Dividends

We have not declared or paid cash or other dividends on our common stock since inception. We currently have no plans to pay any dividends, although we may do so if our financial position changes.

Stockholders

At June 30, 2010, we only had one stockholder of record for the 30,000,000 issued and outstanding shares of common stock.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the year ended June 30, 2010.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. Please see our audited financial statements included in this annual report on Form 10-K for detailed financial information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included at the end of this annual report.

Results of Operations

We are a start up, development stage mining company and have not yet generated any revenues from operations. From inception on April 20, 2007 to June 30, 2010, our total net loss is $50,202.

Fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009

For the fiscal year ended June 30, 2010, we incurred a net loss of $12,942, or $0.00 per share, as compared to a net loss of $15,030, or $0.00 per share, for the fiscal year ended June 30, 2009.

We incurred total expenses of $12,942 for the fiscal year ended June 30, 2010, as compared to total expenses of $15,030 for the fiscal year ended June 30, 2009. We incurred total expenses of $50,202 for the period from inception (April 20, 2007) to June 30, 2010, which consisted of general and administrative expenses, including professional fees, rent and bank fees. The majority of our expenses were incurred in connection with the preparation and filing of our initial public offering documents with the SEC.

Liquidity and Capital Resources

We currently have only $1,265 in cash in the bank; however, our principal stockholder, Magellan Global Fund, Ltd., has extended to us a line of credit in the amount of $20,000, of which $10,200 is available at June 30, 2010. We intend to use availability under the line of credit until we are able to raise the capital needed to commence our business operations. Our current cash in the bank is insufficient to satisfy our cash requirements for the next 12 months without having to raise additional funds or seek bank loans.

Since inception, we have used a combination of sales of our common stock and the line of credit to raise money for our operations.   Our stockholder's equity deficit at June 30, 2010 was $(8,802).

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern. We do not currently have any stock options or warrants issued and/or outstanding. The Company has incurred losses since inception resulting in an accumulated deficit of $50,202 as of June 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profit from operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock, however there is no assurance of additional funding in excess of current availability under the Company’s line of credit or on acceptable terms, if at all.

On February 19, 2010, our Form S-1 registrations statement was declared effective by the SEC; however, as of the date of the filing of this annual report, we have not yet sold any shares.  This offering represents the initial offering of common stock of Crater Mountain Resources, Inc.  No public market currently exists for our securities or the shares being offered. We are offering for sale a total of 4,000,000 shares of common stock on a "self-underwritten" basis, which means the shares, will be offered and sold by our officers and directors, without any commissions being paid to them for any shares sold. We do not intend to engage the services of an underwriter to sell any of the shares and there is no guarantee we will be able to sell all of the shares being offered.  The shares are being offered at a fixed price of $0.50 per share.  There is no minimum number of shares required to be purchased.  The offering is an "all-or-none" offering, which means we will need to sell all of the shares before we can use any of the proceeds. We intend to establish a separate bank account, where all proceeds from sales of shares will be deposited until the offering is sold out and the total offering amount of $2,000,000 is raised, at which time the funds will be transferred to our business account for use in our proposed business operations, as set forth in the Use of Proceeds section of our Form S-1 registration statement, which can be found in its entirety on the SEC website at ww.sec.gov under our SEC File Number or name.

In the event we do not sell all of the shares and raise all of the proceeds before the expiration date of the offering, any monies collected will be returned promptly to the subscribers, without deductions or interest.

There is no assurance that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

Cash provided by financing activities for the fiscal year ended June 30, 2010 was $9,800, all attributed to a line of credit with Magellan Global Fund, Ltd., our principal stockholder.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), we are not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Immediately following are our audited financial statements and notes for the fiscal year ended June 30, 2010.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Crater Mountain Resources, Inc.
San Diego, CA

We have audited the accompanying balance sheets of Crater Mountain Resources, Inc. (An Exploration Stage Company) (the “Company”) as of June 30, 2010 and 2009, and the related statements of operations, stockholder’s equity (deficit), and cash flows for the years then ended and from inception (April 20, 2007) to June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crater Mountain Resources, Inc. (An Exploration Stage Company) as of June 30, 2010 and 2009, and the results of their operations and cash flows for the years then ended and from inception (April 20, 2007) to June 30, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

September 9, 2010

CRATER MOUNTAIN RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Audited)

	June 30,	June 30,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$ 1,265	$ 540

Total current assets	1,265	540

TOTAL ASSETS	1,265	540

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Line of credit	$ 9,800	$ -
Interest payable	267	-

Total current liabilities	10,067	-

TOTAL LIABILITIES	10,067	-

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value; 150,000,000
shares authorized; 30,000,000 shares issued and outstanding	30,000	30,000
Additional paid-in capital	11,400	7,800
Deficit accumulated during the development stage	(50,202)	(37,260)

Total stockholder’s equity (deficit)	(8,802)	540

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$ 1,265	$ 540

 The accompanying notes are an integral part of these financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Audited)

			From inception
	Year Ended	Year Ended	(April 20, 2007)
	June 30,	June 30,	to June 30,
	2010	2009	2010

REVENUES	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	12,942	15,030	50,202

Total expenses	12,942	15,030	50,202

NET LOSS	$ (12,942)	$ (15,030)	$ (50,202)

NET LOSS PER SHARE-BASIC	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING-BASIC	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
 (Expressed in U.S. Dollars)
(Audited)

				Deficit
	Common stock			accumulated
			Additional	during the	Total
	Number of		paid-in	development	stockholders'
	shares	Amount	capital	stage	equity (deficit)

Balance April 20, 2007	-	$ -	$ -	$ -	$ -

Common stock issued for
cash, May 8, 2007
at $0.001 per share	30,000,000	30,000	-	-	30,000

Net loss	-	-	-	(3,010)	(3,010)

Balance June 30, 2007	30,000,000	30,000	-	(3,010)	26,990

Contributed capital	-	-	4,200	-	4,200

Net loss	-	-	-	(19,220)	(19,220)

Balance June 30, 2008	30,000,000	30,000	4,200	(22,230)	11,970

Contributed capital	-	-	3,600	-	3,600

Net loss	-	-	-	(15,030)	(15,030)

Balance June 30, 2009	30,000,000	30,000	7,800	(37,260)	540

Contributed capital	-	-	3,600	-	3,600

Net loss	-	-	-	(12,942)	(12,942)

Balance June 30, 2010, (audited)	30,000,000	$ 30,000	$ 11,400	$ (50,202)	$ (8,802)

The accompanying notes are an integral part of these financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
 (Expressed in U.S. Dollars)
(Audited)

			From inception
	Year Ended	Year Ended	(April 20, 2007)
	June 30,	June 30,	to June 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,942)	$ (15,030)	$ (50,202)
Adjustments to reconcile
net loss to net cash used
in operating activities:
Changes in operating assets and liabilities
Increase in interest payable	267		267
Contributed capital for rent	3,600	3,600	11,400

Net cash used in operating activities	(9,075)	(11,430)	(38,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	30,000
Proceeds from in line of credit	9,800		9,800
Net cash provided by financing activities	9,800	-	39,800

NET INCREASE (DECRESE) IN CASH	725	(11,430)	1,265

CASH
BEGINNING OF PERIOD	540	11,970	-

CASH
END OF PERIOD	$ 1,265	$ 540	$ 1,265

The accompanying notes are an integral part of these financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 1 – ORGANIZATION AND PURPOSE

Nature of Operations:

Crater Mountain Resources, Inc. (An Exploration Stage Company) (the “Company”) was incorporated under the laws of the State of Nevada on April 20, 2007.  The principal office of the corporation is 4666 Mission Avenue, Suite 1, San Diego, CA 92116.

The business purpose of the Company is the exploration and mining of precious metals, specifically gold, in Papua New Guinea.

A  Development Stage Company:

The accompanying financial statements have been prepared in accordance with the FASB ASC 915-10, "Development Stage Entities".  A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from.  As of June 30, 2010, the Company has not fully commenced nor has it received significant revenues from its planned principal operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year:

The Company’s fiscal year is June 30.

Going concern:

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $50,202 as of June 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profit from operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock, however there is no assurance of additional funding in excess of current availability under the Company’s line of credit or on acceptable terms, if at all.  The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes:

The Company follows the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Cash and Cash Equivalents:

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.  Cash and cash equivalents are on deposit with financial institutions without restrictions.

Use of Estimates:

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

Earnings (Loss) Per Share Calculations:

Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities.  Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  For all periods presented, the Company has sustained losses, which would make use of common stock equivalent shares antidilutive and, as such, the calculation has not been included.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements:

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed if not a stock dividend for purposes of applying Topics 505 and 260. This standard is effective for interim and annual periods ending on or after December 15, 2009, and is to be applied on a retrospective basis.  The adoption of the provisions of ASU 2010-01 during the period did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the adoption of the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements:

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

NOTE 3 – STOCKHOLDER’S EQUITY (DEFICIT)

As of June 30, 2010, 150,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 30,000,000 were issued and outstanding.  Of the total shares outstanding 30,000,000 were issued to the founding shareholder for cash of $30,000 or $0.001 per share.

NOTE 4 – RELATED PARTY TRANSACTIONS

On or about April 14, 2009, The Magellan Global Fund, Ltd. (“Magellan”) entered into a rescission agreement with all of the shareholders of Crater Mountain Resources that Magellan gave or sold shares. As a result, Magellan became the sole shareholder of the Company.  The Magellan Global Fund, LP, a Delaware Limited Partnership, was formed in September 2006. Messrs. Harry Orfanos and Niko Lahanas, who are Officers and Directors of the Company, are the Managing Partners of The Magellan Global Fund, LP.  The General Partner of the limited partnership is Orinda Advisors, LLC, a Delaware limited liability company, Harry Orfanos and Niko Lahanas are also the owners, officers and directors of Orinda Advisors, LLC. This transaction has had no effect on the financial condition of the Company.

On December 14, 2009, the Company executed a line of credit in the amount of $20,000 with Magellan Global Fund, Ltd. (“Magellan”). The line of credit carries an annual interest rate of 5% and has a term of one year, at which any outstanding balance is due in full. As of June 30, 2010, an amount of $9,800 had been used for general corporate purposes.

We are currently operating out of the offices of our President, Roger Renken, located at 4666 Mission Blvd, Suite 1, San Diego, California on a rent-free basis. There is no written agreement or other material terms or arrangements relating to said arrangement. This agreement has been reflected as an increase in rent expense (SG&A) and contributed capital totaling $3,600, $3,600 and $4,200 for the fiscal years ended June 30, 2010 and 2009 and from inception (April 20, 2007) to June 30, 2008.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 5 – INCOME TAXES

As of June 30, 2010 and 2009, the Company had a federal operating loss carry forward of $50,202 and $37,260, respectively, which begins to expire around 2028. The provision for income taxes consisted of the following components for the years ended June 30:

Current:		2010	2009
	Federal	$ -	$ -
	State	$ -	$ -
Deferred:		$ -	$ -

 Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2010 and 2009:

	2010	2009

Deferred tax assets:
Net operating loss carry forward	$ 50,202	$ 37,260

Total deferred tax assets	17,571	13,041
Less: valuation allowance	(17,571)	(13,041)

Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of June 30, 2010 and 2009 was $17,571 and $13,041 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2010 and 2009, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30:

	2010	2009
Federal statutory tax rate	(35.0) %	(35.0) %
Permanent difference and other	35.0%	35.0%
Effective tax rate	- %	- %

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accounting firm on any accounting and/or financial disclosures since inception.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Roger Renken, our Chief Executive Officer and Principal Financial Officer (the "Certifying Officer”), is responsible for maintaining our disclosure controls and procedures.  Prior to the filing of this annual report, our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures for the period covered by this report. Based on the evaluation, our Certifying Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (a) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and (b) that the information is accumulated and communicated to our management, including the Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  We have conducted a review of the effectiveness of our internal controls over financial reporting as disclosed herein.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with the United States generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement and/or instance of fraud. Controls are susceptible to manipulation, especially in instances of fraud caused by the collusion of two or more people, including our senior management. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, we have concluded that our internal control over financial reporting was effective as of June 30, 2010.  Since our most recent evaluation, there have been no changes in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Our Certifying Officer’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified.  Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees at this time.

The name, address, age and position of our officers and directors is set forth below:

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Roger Renken President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Director	April 20, 2007 to present	54
Mr. Renken has been the President, Secretary, Treasurer and Chairman of the Board of Directors of our Company since April 20, 2007.  From 1974 to 1980, when he was honorably discharged, Mr. Renken was an Electrician in the United States Navy aboard nuclear fast attack submarines. He received a Gemology Certificate from the Gemological Institute of America (GIA) in 1980 and is a certified Gemologist. From August 1987 to May 1989, Mr. Renken was a stock broker for E.F. Hutton in California. From July 2004 to June 2006, he was an institutional precious metals trader for Monex Deposit Co., a privately-held company in Newport Beach, California. Mr. Renken received an AA Degree in Ocean Engineering from Cal State Long Beach in 1987. Mr. Renken has not been involved in any legal proceeding listed in Section 401(f) of Regulation S-K during the last five years and has not filed bankruptcy within the last 5 years. Mr. Renken has not been engaged in any business activities required to be disclosed by Item 401 of Regulation S-K between 2006 and April 20, 2007, the date he became an officer and director of the company. Mr. Renken currently devotes approximately 30 hours per week to our business operations.

Nicholas Lahanas, Director	April 20, 2007 to present	41
Mr. Lahanas has been a director of the Company since April 20, 2007. In September 2006, Mr. Lahanas co-founded Magellan Global Fund L.P., a private equity fund focused on investing in emerging markets. From July 2004 to August 2006, he served as an Investment Banker with CSG Capital Management, a boutique investment banking firm based in Great Neck, New York. From February 2002 to April 2004, he was Vice President of Capital Markets for Cornell Capital Partners, a New Jersey based private equity fund, where he focused primarily on the natural resource sector. Since 2005, he has served as a Director on the Board of Pacific Niugini Nuggets LLC, a privately-held alluvial mining company with principal operations in Papua New Guinea. Mr. Lahanas received a B.A. Degree in Psychology from the University of California, Berkeley in 1991. Mr. Lahanas has not been involved in any legal proceeding listed in Section 401(f) of Regulation S-K during the last five years and has not filed bankruptcy within the last 5 years. Mr. Lahanas has not been engaged in any business activities required to be disclosed by Item 401 of Regulation S-K between 2006 and April 20, 2007, the date he became an officer and director of the company.  Mr. Lahanas currently devotes approximately 10 hours per month to our business operations.

Harry Orfanos, Director	April 20, 2007 to present	45
Mr. Orfanos has been a director of the Company since April 20, 2007. In 2006, he co-founded Magellan Global Fund L.P., a private equity fund focused on investing in emerging markets. From January 2001 to December 2003, he was a Vice President of Capital Markets for Cornell Capital Partners, a New Jersey based private equity fund. From 1995 to 2000, he was a Vice President of Corporate Finance with Zanett Securities, a $100 million New York-based PIPE fund which focused on investing in small to mid-cap public companies. From October 1990 to September 1995, he was an Institutional Sales Trader with Santander Investment Securities in New York, New York. Mr. Orfanos received a B.S. in Finance from New York University in 1987. Mr. Orfanos has not been involved in any legal proceeding listed in Section 401(f) of Regulation S-K during the last five years and has not filed bankruptcy within the last 5 years. Mr. Orfanos has not been engaged in any business activities required to be disclosed by Item 401 of Regulation S-K between 2006 and April 20, 2007, the date he became an officer and director of the company.  Mr. Orfanos currently devotes approximately 10 hours per month to our business operations.

The persons named above have held their offices/positions since the inception of our Company and are expected to hold said offices/positions until the next annual meeting of our stockholders. These officers and directors are our only officers, directors and promoters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics

At this time, we have not adopted a formal Code of Ethics that applies to our Principal Financial Officer.  We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transactions involving our Principal Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officer.

 ITEM 11. EXECUTIVE COMPENSATION

Currently, our officers and directors receive no compensation for their services during the exploration stage of our business operations. They are, however, reimbursed for any out-of-pocket expenses that they may incur on the Company’s behalf.  In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved.

SUMMARY COMPENSATION TABLE
Change in Pension Value
						Non-Equity Incentive	and Nonqualified Deferred
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Roger Renken, Principal Executive Officer	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

There are no employment agreements, arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)

Roger Renken	-	-	-	-	-	-	-	-	-

No pension or retirement benefit plan has been adopted and none is proposed at this time. There is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

Option Grants

There have been no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table.

Aggregated Option Exercises and Fiscal Year-End Option Value

There have been no stock options exercised by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards

There have been no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

The Board of Directors has the authority to fix the compensation of directors; however, no amounts have been paid to, or accrued to, our directors in such capacity and there are no plans at this time to compensate our directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding common stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. As of the date of the filing of this annual report, there were 30,000,000 shares of common stock issued and outstanding.  The stockholder listed below has direct ownership of the shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Position(s) Held	Nature and Amount of Beneficial Ownership (1)	Percent of Outstanding Common Stock

Magellan Global Fund (2)	None	30,000,000	100%
12707 High Bluff Dr. Suite 140 San D		Direct
Diego, CA 92130

All Officers and Directors as a group		0	0%

(1)
In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

(2)
The Magellan Global Fund, LP, is a Delaware Limited Partnership, formed in September 2006. The General Partner of the limited partnership is Orinda Advisors, LLC, a Delaware limited liability company, of which Harry Orfanos and Niko Lahanas, directors of registrant, are Managing Partners. Messrs. Orfanos and Lahanas are also Managing Partners of the Magellan Global Fund, LP.

All of these securities were originally issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, were issued to related parties of the registrant and bear a restrictive legend.

Future Sales by Existing Stockholder

A total of 30,000,000 shares have been issued to the existing stockholder, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in this offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

Changes in Control

There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are currently operating out of the offices of our President, Roger Renken, located at 4666 Mission Blvd, Suite 1, San Diego, California on a rent-free basis. There is no written agreement or other material terms or arrangements relating to said arrangement. This agreement has been reflected as an increase in rent expense and contributed capital totaling $3,600, $3,600 and $4,200 for the fiscal years ended June 30, 2010 and 2009 and from inception (April 20, 2007) to June 30 ,2008.

On May 8, 2007, we issued a total of 30,000,000 shares of common stock to Magellan Global Fund, LP for cash at $0.001 per share for a total of $30,000. The Magellan Global Fund, LP, is a Delaware Limited Partnership, formed in September 2006. The General Partner of the limited partnership is Orinda Advisors, LLC, a Delaware limited liability company, of which Harry Orfanos and Niko Lahanas, officers, directors and principal stockholders of the registrant, are Managing Partners. Messrs. Orfanos and Lahanas are also Managing Partners of the Magellan Global Fund, LP.

On May 9, 2007, the Magellan Global Fund, LP issued Roger Renken 1,000,000 shares of common stock for  services he rendered to Magellan Fund in helping start up Crater Mountain Resources, Inc. The shares were purchased by Magellan Global Fund, LP and gifted to Mr. Renken.

On May 9, 2007, the Magellan Global Fund, LP issued Orinda Advisors, LLC, a related party, 8,000,000 shares of common stock for services rendered to Magellan Global Fund , LP in overseeing the startup of Crater Mountain Resources, Inc..  Orinda Advisors, LLC, is a Delaware limited liability company, of which Harry Orfanos and Niko Lahanas, officers, directors and principal stockholders of the registrant, are Managing Partners. The shares were purchased by Magellan Global Fund, LP and gifted to Orinda Advisors, LLC.

On May 9, 2007, the Magellan Global Fund, LP issued Harry Orfanos 7,000,000 shares of common stock for services rendered to Magellan Global Fund, LP in helping start up Crater Mountain Resources, Inc. The shares were purchased by Magellan Global Fund, LP and gifted to Mr. Orfanos.

On May 9, 2007, the Magellan Global Fund, LP issued Nicholas Lahanas 7,000,000 shares of common stock for services rendered to Magellan Global Fund, LP in helping start up Crater Mountain Resources, Inc. The shares were purchased by Magellan Global Fund, LP and gifted to Mr. Lahanas.

On April 14, 2009, Magellan Global Fund, LP, Orinda Advisors, LLC, Nicholas Lahanas, Harry Orfanos and Roger Renken agreed to rescind all shares given out as gifts and entered into a Rescission Agreement, leaving Magellan Global Fund, LP as our sole stockholder.

We do not currently have any conflicts of interest by or among our current officer or directors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of our initial public offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended June 30, 2010 were $3,000 and $2,500 for the fiscal year ended June 30, 2009. The reviews for the financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended June 30, 2010 and 2009 were $4,500 and $3,800, respectively.

Audit Related Fees

We incurred no fees for the fiscal years ended June 30, 2010 and 2009 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

All Other Fees

We incurred no other fees during the fiscal years ended June 30, 2010 and 2009 for products and services rendered by our principal accountants.

Audit Committee Requirements

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us, as well as any services not considered to be "audit services", unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. Because we are still in the development stage and have not yet completed our business plans and/or generated any revenues, we have not yet appointed an audit committee. Our Board of Directors ensure that:

·
All audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002) are preapproved by the Board.

·
All non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002) that the auditors propose to provide to us or any of our subsidiaries are preapproved by the Board.

All audit fees were approved by the Board of Directors.

PART IV

Item 15.  Exhibits

The following Exhibits marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form S-1 Registration Statement, filed on May 22, 2008 under our SEC File Number 333-151085 on the SEC website at www.sec.gov. These exhibits are incorporated herein by this reference.

Exhibit No.                  Description

* 3(i)                            Articles of Incorporation
* 3(ii)                           Bylaws
23.1                              Consent of Accountants
31.1                              Sec. 302 Certification of Principal Executive Officer/CEO
31.2                              Sec. 302 Certification of Principal Financial Officer/CFO

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRATER MOUNTAIN RESOURCES, INC., Registrant

/s/   Roger Renken
By: Roger Renken, Principal Executive Officer and
Principal Financial Officer

Dated:   September 21, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

Dated:   September 21, 2010

/s/    Nicholas Lahanas
By:  Nicholas Lahanas, Director

Dated:    September 21, 2010

/s/    Harry Orfanos
By:  Harry Orfanos, Director