Form 10-Q
period 2010-09-30
CRATER MOUNTAIN RESOURCES, INC.
filed 2010-11-15
CIK 1434028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
September 30, 2010

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
Yes   ___  No_X__

As of October 26, 2010, there were 30,000,000 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Registration Statement on Form S-1/A, filed on September 30, 2010 with the U.S. Securities and Exchange Commission (SEC) and can be found on the SEC website at www.sec.gov.

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	September 30,	June 30,
	2010	2010
	(unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$ 3,230	$ 1,265

Total current assets	3,230	1,265

TOTAL ASSETS	3,230	1,265

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
accounts payable	500
Line of credit	$ 14,800	$ 9,800
Interest payable	444	267

Total current liabilities	15,744	10,067

TOTAL LIABILITIES	15,744	10,067

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 150,000,000
shares authorized; 30,000,000 shares issued and outstanding	30,000	30,000
Additional paid-in-capital	12,300	11,400
Deficit accumulated during the development stage	(54,814)	(50,202)

Total stockholders' equity	(12,514)	(8,802)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,230	$ 1,265

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
 (UNAUDITED)

	Three months ended	Three months ended	From inception (April 20, 2007)
	September 30,	September 30,	to September 30,
	2010	2009	2010

REVENUES		$ -	$ -

EXPENSES
Selling, general and administrative	4,435	2,400	54,370
Total expenses	4,435	2,400	54,370

OTHER EXPENSE
Interest expense	177		444
Total other expense	177		444

NET LOSS	$ (4,612)	$ (2,400)	$ (54,814)

NET LOSS PER SHARE	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT CHANGES IN STOCKHOLDERS ‘EQUITY (DEFICIT)
(UNAUDITED)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders'
	shares	Amount	capital	stage	equity (deficit)

Balance June 30, 2007	30,000,000	30,000	-	(3,010)	26,990

Contributed capital	-	-	4,200	-	4,200

Net loss	-	-	-	(19,220)	(19,220)

Balance June 30, 2008	30,000,000	30,000	4,200	(22,230)	11,970

Contributed capital	-	-	3,600	-	3,600

Net loss	-	-	-	(15,030)	(15,030)

Balance June 30, 2009	30,000,000	30,000	7,800	(37,260)	540

Contributed capital	-	-	3,600	-	3,600

Net loss	-	-	-	(12,942)	(12,942)

Balance June 30, 2010, (audited)	30,000,000	$ 30,000	$ 11,400	$ (50,202)	$ (8,802)

Contributed capital	-	-	900	-	900

Net loss	-	-	-	(4,612)	(4,612)

Balance September 30, 2010, (unaudited)	30,000,000	$ 30,000	$ 12,300	$ (54,814)	$ (12,514)

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended	Three months ended
	September 30,	September 30,	to June 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(4,612)	$ (2,400)	$ (54,814)
Adjustments to reconcile
net loss to net cash used
from operating activities:
Increase in accounts payable	500		500
Decrease in prepaid expense		1,500
Increase in interest payable	177		444
Contributed capital for rent	900	900	12,300

Net cash flows used in operating activities	(3,035)	-	(41,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	30,000
Increase in line of credit	5,000		14,800

Net cash flows provided from financing activities	5,000	-	44,800

NET INCREASE IN CASH	1,965	-	3,230

CASH
BEGINNING OF PERIOD	1,265	540	-

CASH
END OF PERIOD	$ 3,230	$ 540	$ 3,230

Non Cash Activity

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

A Development Stage Company

The accompanying financial statements have been prepared in accordance with the FASB ASC 915-10, "Development Stage Entities".  A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from.  As of September 30, 2010, the Company has not fully commenced nor has it received significant revenues from its planned principal operations.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year

The Company’s fiscal year is June 30.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $54,814 as of September 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Income taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  At September 30, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

New Accounting Pronouncements
In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

As of September 30, 2010, 150,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 30,000,000 were issued and outstanding.  Of the total shares outstanding, 30,000,000 were issued to the founding shareholders for cash of $30,000 or $0.001 per share.

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

On December 14, 2009, the Company executed an unsecured line of credit in the amount of $20,000 with Magellan Global Fund, Ltd. (“Magellan”). The unsecured line of credit carries an annual interest rate of 5% and has a term of one year, at which any outstanding balance is due in full. As of September 30, 2010, an amount of $14,800 had been used for general corporate purposes.

We are currently operating out of the offices of our President, Roger Renken, located at 4666 Mission Blvd, Suite 1, San Diego, California on a rent-free basis. There is no written agreement or other material terms or arrangements relating to said arrangement. This agreement has been reflected as an increase in rent expense (SG&A) and contributed capital totaling $900, $900 and $12,300 for the quarters ending September 30, 2010 and 2009 and from inception (April 20, 2007) to September 30, 2010.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed on September 21, 2010 with the U.S. Securities and Exchange Commission (SEC) and can be found on the SEC website at www.sec.gov.

We are an exploration stage company formed for the purpose of exploration and mining of precious metals, specifically gold, in Papua New Guinea.  We are a start up, development stage mining company and have not yet generated any revenues from operations since inception.  From inception on April 20, 2007 to September 30, 2010, our total net loss is $54,814.

The following table provides selected financial data about the Company as of September 30, 2010.  For detailed financial information, see the financial statements included in this Form 10-Q.

Balance Sheet Data:	9/30/2010
Cash	$3,230
Total assets	$3,230
Total liabilities	$15,744
Stockholders' deficit	$(12,514)

We have conducted minimal operations since our inception and do not have any present operations. During the three months ended September 30, 2010 and 2009, we generated no revenues.  Accordingly, a comparative analysis and discussion of our results of operations is not meaningful and will not be presented herein.

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

Registration Statement

On February 19, 2010, our Form S-1 registration statement was declared effective by the SEC, allowing us to sell a total of 4,000,000 shares of our common stock and raise a total of $2,000,000, which we intend to use to implement our business operations  As of  August 19, 2010, however, no shares had yet been sold and the offering period  of 180 days had expired  On September 30, 2010, we filed an Amendment to the registration statement  with the SEC to extend the offering period for another 180  days from the effective date to allow us additional time to sell the shares. This offering is the initial public offering of common stock of Crater Mountain Resources, Inc.  and no public market currently exists for our securities or the shares being offered. We are offering for sale a total of 4,000,000 shares of common stock on a "self-underwritten" basis, which means the shares, will be offered and sold by our officers and directors, without any commissions being paid to them for any shares sold.  The offering will be an "all-or-none" offering, which means we will need to sell all of the shares before we can use any of the proceeds. We intend to establish a separate bank account, where all proceeds from sales of shares will be deposited until the offering is sold out and the total offering amount of $2,000,000 is raised, or until the 4,000,000 shares being offered in this registration have been sold, at which time the funds will be transferred to our business account for use in our proposed business operations. In the event we do not sell all of the shares and/or raise all of the proceeds before the expiration date of the offering, all monies collected will be returned promptly to the subscribers, without deductions or interest.

Further, there is no assurance that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Upon successful completion of our initial offering, we intend to pursue our exploration activities to determine if viable mineralization exists on our property that warrants further exploration or development. We are totally dependent on receiving the proceeds from the offering to implement our proposed business plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, and are not required to provide the information under this item.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Principal Financial Officer (the "Certifying Officer”) is responsible for maintaining our disclosure controls and procedures. Prior to the filing of thisreport, our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures for the period covered by this report. Based on the evaluation, our Certifying Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (a) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and (b) that the information is accumulated and communicated to our management, including the Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. We have conducted a review of the effectiveness of our internal controls over financial reporting as disclosed herein.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with the United States generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. Since our most recent evaluation, there have been no changes in our internal controls, or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement and/or instance of fraud. Controls are susceptible to manipulation, especially in instances of fraud caused by the collusion of two or more people, including our senior management. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Certifying Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2010. Since our most recent evaluation, there have been no changes in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceeding and none are threatened that we are aware of.

ITEM 1A. RISK FACTORS

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described in our amended Registration Statement on Form S-1/A, filed on September 30, 2010. You should carefully consider those risk factors and other information in our Registration Statement on Form S-1 and this quarterly report before deciding to invest in our securities. We are unaware of any material changes in or additional risk factors since the filing of our S-1/A Registration Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no sales of unregistered equity securities during the period ended September 30, 2010.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION - SUBSEQUENT EVENTS

None.

ITEM 6. EXHIBITS

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form S-1 registration statement, filed on May 22, 2008, on the SEC website at www.sec.gov:

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

Dated:    November 15, 2010

 /s/  Roger Renken
By: Roger Renken, President, Secretary,
Treasurer, Principal Accounting Officer and Director