Form 10-Q
period 2010-12-31
CRATER MOUNTAIN RESOURCES, INC.
filed 2011-02-02
CIK 1434028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
December 31, 2010

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

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer ___    Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ___  No  X

As of December 31, 2010 there were 30,000,000 shares of our common stock issued and outstanding.

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

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	December 31,	June 30,
	2010	2010
	(unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$ 368	$ 1,265

Total current assets	368	1,265

TOTAL ASSETS	$ 368	$ 1,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Line of credit	$ 14,800	$ 9,800
Interest payable	631	267

Total current liabilities	15,431	10,067

TOTAL LIABILITIES	15,431	10,067

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 150,000,000
shares authorized; 30,000,000 shares issued and outstanding	30,000	30,000
Additional paid-in-capital	13,200	11,400
Deficit accumulated during the exploration stage	(58,263)	(50,202)

Total stockholders' deficit	(15,063)	(8,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 368	$ 1,265

he accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months ended	Three months ended	Six months ended	Six months ended	From inception (April 11, 2007)
	December 31,	December 31,	December 31,	December 31,	to December 31,
	2010	2009	2010	2009	2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	3,262	925	7,697	3,364	57,632
Total expenses	3,262	925	7,697	3,364	57,632

OTHER EXPENSE
Interest expense	187	-	364	-	631
Total other expense	187	-	364	-	631

NET LOSS	$ (3,449)	$ (925)	$ (8,061)	$ (3,364)	$ (58,263)

NET LOSS PER SHARE - BASIC	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS‘EQUITY (DEFICIT)
(UNAUDITED)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders'
	shares	Amount	capital	stage	deficit

Balance April 11, 2007	-	$ -	$ -	$ -	$ -

Common stock issued for
cash, May 8, 2007
at $0.001 per share	30,000,000	30,000	-	-	30,000

Net loss	-	-	-	(3,010)	(3,010)

Balance June 30, 2007	30,000,000	30,000	-	(3,010)	26,990

Contributed capital	-	-	4,200	-	4,200

Net loss	-	-	-	(19,220)	(19,220)

Balance June 30, 2008	30,000,000	30,000	4,200	(22,230)	11,970

Contributed capital	-	-	3,600	-	3,600

Net loss	-	-	-	(15,030)	(15,030)

Balance June 30, 2009	30,000,000	30,000	7,800	(37,260)	540

Contributed capital	-	-	3,600	-	3,600

Net loss	-	-	-	(12,942)	(12,942)

Balance June 30, 2010, (audited)	30,000,000	30,000.00	11,400.00	(50,202.00)	(8,802.00)

Contributed capital	-	-	1,800	-	1,800

Net loss	-	-	-	(8,061)	(8,061)

Balance December 31, 2010, (unaudited)	30,000,000	$ 30,000	$ 13,200	$ (58,263)	$ (15,063)

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From inception
	Six months ended	Six months ended	(April 11, 2007)
	December 31,	December 31,	to December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,061)	$ (3,364)	$ (58,263)
Adjustments to reconcile
net loss to net cash used
from operating activities:
Contributed capital for rent	1,800	1,800	13,200
Changes in operating assets and liabilities:
Increase in interest payable	364	39	631

Net cash flows used in operating activities	(5,897)	(1,525)	(44,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	30,000
Increase in line of credit	5,000	2,800	14,800

Net cash flows provided from financing activities	5,000	2,800	44,800

NET INCREASE IN CASH	(897)	1,275	368

CASH
BEGINNING OF PERIOD	1,265	540	-

CASH
END OF PERIOD	$ 368	$ 1,815	$ 368

Non Cash Activity

		-	-
		-	-

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND PURPOSE

Nature of operations
Crater Mountain Resources, Inc. (An Exploration Stage Company) (the “Company”) was incorporated under the laws of the State of Nevada on April 11, 2007.  The principal office of the corporation is 4666 Mission Avenue, Suite 1, San Diego, CA 92116.

The business purpose of the Company is the exploration and mining of precious metals, specifically gold, in Papua New Guinea.

A Development Stage Company

The accompanying financial statements have been prepared in accordance with the FASB ASC 915-10, "Development Stage Entities".  A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from.  As of December 31, 2010, the Company has not fully commenced nor has it received significant revenues from its planned principal operations.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  For further information refer to the financial statements and footnotes thereto included in our form 10-K for the year ended June 30, 2010.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year

The Company’s fiscal year is June 30.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $58,263 as of December 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.  Cash and cash equivalents are on deposit with financial institutions without restrictions.

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
 (UNAUDITED)

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

As of December 31, 2010, 150,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 30,000,000 were issued and outstanding.  Of the total shares outstanding, 30,000,000 were issued to the founding shareholders for cash of $30,000 or $0.001 per share.

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

On December 14, 2009, the Company executed an unsecured line of credit in the amount of $20,000 with Magellan Global Fund, Ltd. (“Magellan”). The line of credit carries an annual interest rate of 5% and has a term of one year, at which any outstanding balance is due in full. Additionally, on December 14, 2010, Magellan extended the term of the loan one year from the original due date. As of December 31, 2010, an amount of $14,800 had been used for general corporate purposes.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

We are currently operating out of the offices paid for by our President, Roger Renken, located at 4666 Mission Blvd, Suite 1, San Diego, California on a rent-free basis. There is no written agreement or other material terms or arrangements relating to said arrangement. This agreement has been reflected as an increase in rent expense (SG&A) and contributed capital by the Company’s Officer totaling $1,800, $1,800 and $13,200 for the six months ended December 31, 2010 and 2009 and from inception (April 11, 2007) to December 31, 2010.

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

We are an exploration stage company formed for the purpose of exploration and mining of precious metals, specifically gold, in Papua New Guinea.  We are a start up, development stage mining company and have not yet generated any revenues from operations since inception.  From inception on April 11, 2007 to December 31, 2010, our total net loss is $58,263.

The following table provides selected financial data about the Company as of December 31, 2010.  For detailed financial information, see the financial statements included in this Form 10-Q.

Balance Sheet Data:	12/31/2010
Cash	$368
Total assets	$368
Total liabilities	$15,431
Stockholders' deficit	$(15,063)

We have conducted minimal operations since our inception and do not have any present operations. During the six months ended December 31, 2010 and 2009, we generated no revenues.  Accordingly, a comparative analysis and discussion of our results of operations is not meaningful and will not be presented herein.

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

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Principal Financial Officer (the "Certifying Officer”) is responsible for maintaining our disclosure controls and procedures. Prior to the filing of this report, our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures for the period covered by this report. Based on the evaluation, our Certifying Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (a) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and (b) that the information is accumulated and communicated to our management, including the Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. We have conducted a review of the effectiveness of our internal controls over financial reporting as disclosed herein.

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

Under the supervision and with the participation of our Certifying Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Since our most recent evaluation, there have been no changes in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had no sales of unregistered equity securities during the period ended December 31, 2010.

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

Dated:    January 30, 2011

 /s/  Roger Renken
By: Roger Renken, President, Secretary,
Treasurer, Principal Accounting Officer and Director