Form 10-Q
period 2011-03-31
CRATER MOUNTAIN RESOURCES, INC.
filed 2011-05-19
CIK 1434028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X

As of March 31, 2011 there were 33,323,077 shares of our common stock issued and outstanding.

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

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$ 108,333	$ 1,265

Total current assets	108,333	1,265

TOTAL ASSETS	$ 108,333	$ 1,265

LIABILITIES AND STOCKHOLDERS'(DEFICIT)

CURRENT LIABILITIES
Line of credit	$ 16,300	$ 9,800
Interest payable	828	267

Total current liabilities	17,128	10,067

TOTAL LIABILITIES	17,128	10,067

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock, $0.001 par value; 150,000,000
shares authorized; 33,323,077 and 30,000,000 respectively shares issued and outstanding	33,323	30,000
Additional paid-in-capital	118,777	11,400
Deficit accumulated during the exploration stage	(60,895)	(50,202)

Total stockholders' equity (deficit)	91,205	(8,802)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$ 108,333	$ 1,265

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months ended	Three months ended	Nine months ended	Nine months ended	From inception (April 11, 2007)	From inception (April 11, 2007)
	March 31,	March 31,	March 31,	March 31,	to March 31,	to December 31,
	2011	2010	2011	2010	2011	2010

REVENUES	$ -	$ -	$ -	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	2,435	5,663	10,132	10,527	60,067	57,632
Total expenses	2,435	5,663	10,132	10,527	60,067	57,632

OTHER EXPENSE
Interest expense	197	-	561	-	828	631
Total other expense	197	-	561	-	828	631

NET LOSS	$ (2,632)	$ (5,663)	$ (10,693)	$ (10,527)	$ (60,895)	$ (58,263)

NET LOSS PER SHARE - BASIC	$ -	$ -	$ -	$ -

SHARES OUTSTANDING - BASIC	30,006,222	30,000,000	30,002,044	30,000,000

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS‘ EQUITY (DEFICIT)
(UNAUDITED)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders'
	shares	Amount	capital	stage	equity/(deficit)

Balance April 11, 2007	-	$ -	$ -	$ -	$ -

Common stock issued for
cash, May 8, 2007
at $0.001 per share	30,000,000	30,000	-	-	30,000

Net loss	-	-	-	(3,010)	(3,010)

Balance June 30, 2007	30,000,000	30,000	-	(3,010)	26,990

Contributed capital	-	-	4,200	-	4,200

Net loss	-	-	-	(19,220)	(19,220)

Balance June 30, 2008	30,000,000	30,000	4,200	(22,230)	11,970

Contributed capital	-	-	3,600	-	3,600

Net loss	-	-	-	(15,030)	(15,030)

Balance June 30, 2009	30,000,000	30,000	7,800	(37,260)	540

Contributed capital	-	-	3,600	-	3,600

Net loss	-	-	-	(12,942)	(12,942)

Balance June 30, 2010	30,000,000	30,000.00	11,400.00	(50,202.00)	(8,802.00)

Common stock issued for
cash
at $0.0325 per share	3,323,077	3,323	104,677		108,000

Contributed capital			2,700	-	2,700

Net loss	-	-	-	(10,693)	(10,693)

Balance March 31, 2011, (unaudited)	33,323,077	$ 33,323	$ 118,777	$ (60,895)	$ 91,205

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From Inception
	Nine months ended	Nine months ended (April 11, 2007)
	March 31,	March 31,	to March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,693)	$ (10,527)	$ (60,895)
Adjustments to reconcile
net loss to net cash used
from operating activities:
Contributed capital for rent	2,700	2,700	14,100
Changes in operating assets and liabilities:
Increase in interest payable	561	277	828

Net cash flows used in operating activities	(7,432)	(7,550)	(45,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	108,000	-	138,000
Increase in line of credit	6,500	9,800	16,300

Net cash flows provided from financing activities	114,500	9,800	154,300

NET INCREASE IN CASH	107,068	2,250	108,333

CASH
BEGINNING OF PERIOD	1,265	540	-

CASH
END OF PERIOD	$ 108,333	$ 2,790	$ 108,333

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

A Development Stage Company

The accompanying financial statements have been prepared in accordance with the FASB ASC 915-10, "Development Stage Entities".  A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from.  As of March 31, 2011, the Company has not fully commenced nor has it received significant revenues from its planned principal operations.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  For further information refer to the financial statements and footnotes thereto included in our form 10-K for the year ended June 30, 2010.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year

The Company’s fiscal year is June 30.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $60,895 as of March 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance.

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
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 – STOCKHOLDERS’ DEFICIT

As of December 31, 2010, 150,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 33,323,077 were issued and outstanding.  Of the total shares outstanding, 30,000,000 were issued to the founding shareholders for cash of $30,000 or $0.001 per share.

As of March 31, 2011 3,323,077 shares of Company’s common stock were issued at $0.0325 per share.  These shares were registered and deemed effective on February 19, 2010.

There are no other issuances of common stock for the nine months period ended March 31, 2011.

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

On December 14, 2009, the Company executed an unsecured line of credit in the amount of $20,000 with Magellan Global Fund, Ltd. (“Magellan”). The line of credit carries an annual interest rate of 5% and has a term of one year, at which any outstanding balance is due in full. Additionally, on December 14, 2010, Magellan extended the term of the loan one year from the original due date. As of March 31, 2011, an amount of $16,300 had been used for general corporate purposes.

We are currently operating out of the offices paid for by our President, Roger Renken on a rent-free basis. There is no written agreement or other material terms or arrangements relating to said arrangement. This agreement has been reflected as an increase in rent expense (SG&A) and contributed capital by the Company’s Officer totaling $2,700,  and $14,100 for the nine months ended March  31, 2011 and from inception (April 20, 2007) to March 31, 2011.

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

We are an exploration stage company formed for the purpose of exploration and mining of precious metals, specifically gold, in Papua New Guinea.  We are a start up, development stage mining company and have not yet generated any revenues from operations since inception.  From inception on April 11, 2007 to March 31, 2011, our total net loss is $60,895.

The following table provides selected financial data about the Company as of March 31, 2011.  For detailed financial information, see the financial statements included in this Form 10-Q.

Balance Sheet Data:	03/31/2011
Cash	$108,333
Total assets	$108,333
Total liabilities	$17,128
Stockholders' equity	$91,205

We have conducted minimal operations since our inception and do not have any present operations. During the nine months ended March 31, 2011 and 2010, we generated no revenues.  Accordingly, a comparative analysis and discussion of our results of operations is not meaningful and will not be presented herein.

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

Registration Statement

On February 19, 2010, our Form S-1 registration statement was declared effective by the SEC, allowing us to sell a total of 4,000,000 shares of our common stock and raise a total of $2,000,000, which we intend to use to implement our business operations  As of  May 11, 2011 we closed the offering after having raised a total of $130,000.  On a per share basis, the offering represented a 93% discount to the original offering price. This offering was the initial public offering of common stock of Crater Mountain Resources, Inc., no public market currently exists for our securities or the shares being offered. .

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

Dated:    May 17, 2011

 /s/  Roger Renken
By: Roger Renken, President, Secretary,
Treasurer, Principal Accounting Officer and Director