Form 10-K
period 2011-06-30
CRATER MOUNTAIN RESOURCES, INC.
filed 2011-09-28
CIK 1434028

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2011

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

                 Common Stock, par value $.001

   (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES       NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES      NO  [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES         NO  [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

We had no revenues for the fiscal year ended June 30, 2011.

As of August 10, 2011, there were 34,000,000 shares of our common stock issued and outstanding.  Our common stock is not currently listed and trading on any exchange.  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.001 par value price per share paid for the shares is approximately $34,000.

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

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Crater Mountain Resources, Inc. was incorporated in Nevada on April 11, 2007. We are a minerals exploration company based in San Diego, California. As of December 31, 2010, we have three key projects in Papua New Guinea (PNG). We are in the start up, exploration stage and have not yet generated any revenues.

On February 19, 2010, our Form S-1 registration statement was declared effective by the SEC, allowing us to sell a total of 4,000,000 shares of our common stock and raise a total of $2,000,000, which we intend to use to implement our business operations As of May 11, 2011 we closed the offering after having raised a total of $130,000. This offering was the initial public offering of common stock of Crater Mountain Resources, Inc. and no public market currently exists for our securities.

We have not yet generated any revenues since inception and have incurred net operating losses of $67,524 since inception. We do not own any real estate. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise the equity capital needed to implement our business plans; however, based on our prior demonstrated ability to raise capital, we believe that our capital resources will be adequate to continue operating our business operations for the fiscal year ending June 30, 2012. However, if we are unable to raise the capital we need in the near future, due to our liquidity problems, we may have to curtail our operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

Our administrative offices are located at 4666 Mission Blvd, Suite 1, San Diego, California, for which we pay no rent; the office space is contributed by one of our shareholders. We plan to use these offices until we require larger space.   Our fiscal year end is June 30.

Our Exploration Projects

We are a natural resource company engaged in the exploration of mineral properties located in Papua New Guinea. These properties are at mine feasibility and/or in the exploration stage. We have three key projects: Gira-Aikora-Ioma, Wagi River, and Crater Mountain. We do not claim to have any mineralization or reserves whatsoever at this time on any of our properties; however, based on preliminary research and geological report on our property and the surrounding area, we believe there is a sufficient basis to warrant further exploration of the properties.

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

Distribution Methods

We initially plan to market any minerals retrieved in normal channels associated with the industry.

Status of Any Publicly Announced Mining Opportunities

We have not publicly announced any new mining opportunities.

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

Risk factors associated with our Company

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

Our business plan does not provide for the hiring of any additional employees until sales will support the expense, which is estimated to be in the second quarter of 2012.  Until that time, the responsibility of developing the company’s business and fulfilling the reporting requirements of a public company all fall upon Roger Renken, our sole officer and director.  While he has business experience, including management and accounting, he does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. In the event he is unable to fulfill any aspect of his duties to the company, we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

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

10

·

Metal Price Variability: The prices for gold, silver, and copper fluctuate in response to many factors beyond anyone's ability to predict. The prices used in making the reserve estimates are disclosed and differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated reserve quantities, which are affected by a number of additional factors. For example, a ten percent (10%) change in price may have little impact on the estimated reserve quantities and affect only the resultant positive cash flow, or it may result in a significant change in the amount of reserves. Because mining occurs over a number of years, it may be prudent to continue mining for some period during which cash flows are temporarily negative for a variety of reasons including a belief that the low price is temporary and/or the greater expense incurred in closing a property permanently.

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

Risks related to our common stock

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

However, these securities may only be sold in compliance with Rule 144 which provides, in essence, that officers and directors and others holding restricted securities (such as those described above) may each sell, in brokerage transactions, an amount equal to 1% of our Company’s total outstanding Common Stock every three (3) months. In addition, Rule 144 provides that shares must not be sold until they have been held for a period of at least one (1) year from the date they were fully paid for. The possible sale of these restricted securities under Rule 144 may, in the future, have a depressive effect on the price of our common stock in any public market which may develop, assuming there is such a market, of which there can be no assurance. Furthermore, persons holding restricted securities for two (2) years who are not "affiliates" of our Company, as that term is defined in Rule 144, may sell their securities pursuant to Rule 144 without any restrictions and/or limitations on the number of shares sold, assuming there is such a market, of which there can be no assurance.  A total of 34,000,000 shares have been issued to our existing stockholder, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in this offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

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

Common Stock

Our authorized capital stock consists of 150,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock (i) have equal ratable rights to dividends from funds legally available therefor, when, as and if declared by our Board of Directors; (ii) are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of our directors

Dividends

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

Stock Transfer Agent

We have appointed West Coast Stock Transfer as our Transfer Agent. West Coast’s offices are located at 2010 Hancock St. Ste A, San Diego, CA 92110 (619) 664-4780.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the fiscal year ended June 30, 2011.

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

THIS ANNUAL REPORT, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS:

      -    WHETHER THE ALTERNATIVE ENERGY FOR OUR PRODUCTS CONTINUES TO GROW AND, IF IT DOES, THE PACE AT WHICH IT MAY GROW;

      -    OUR ABILITY TO ATTRACT AND RETAIN THE PERSONNEL QUALIFIED TO IMPLEMENT OUR GROWTH STRATEGIES,

      -    OUR ABILITY TO OBTAIN APPROVAL FROM GOVERNMENT AUTHORITIES FOR OUR PRODUCTS;

      -    OUR ABILITY TO PROTECT THE PATENTS ON OUR PROPRIETARY TECHNOLOGY;

      -    OUR ABILITY TO FUND OUR SHORT-TERM AND LONG-TERM FINANCING NEEDS;

      -    OUR ABILITY TO COMPETE AGAINST LARGE COMPETITORS IN A RAPIDLY CHANGING  MARKET;

      -    CHANGES IN OUR BUSINESS PLAN AND CORPORATE STRATEGIES; AND

      -    OTHER RISKS AND UNCERTAINTIES DISCUSSED IN GREATER DETAIL IN VARIOUS SECTIONS OF THIS REPORT.

SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONTEXT WITH, AND WITH AN UNDERSTANDING OF, THE VARIOUS OTHER DISCLOSURES CONCERNING OUR COMPANY AND OUR BUSINESS MADE IN OUR FILINGS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENT AS A PREDICTION OF ACTUAL RESULTS OR DEVELOPMENTS. WE ARE NOT OBLIGATED TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT CONTAINED IN THIS REPORT TO REFLECT NEW EVENTS OR CIRCUMSTANCES UNLESS AND TO THE EXTENT REQUIRED BY APPLICABLE LAW.

Results of Operations

We are a start up, development stage mining company and have not yet generated any revenues from operations. From inception on April 11, 2007 to June 30, 2011, our total net loss is $67,524.

Fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010

For the fiscal year ended June 30, 2011, we incurred a net loss of $17,322, or $0.00 per share, as compared to a net loss of $12,942, or $0.00 per share, for the fiscal year ended June 30, 2010.

We incurred total expenses of $17,322 for the fiscal year ended June 30, 2011, as compared to total expenses of $12,942 for the fiscal year ended June 30, 2010. We incurred total expenses of $67,524 for the period from inception (April 11, 2007) to June 30, 2011, which consisted of general and administrative expenses, including professional fees, rent and bank fees. The majority of our expenses were incurred in connection with the preparation and filing of our initial public offering documents with the SEC.

Liquidity and Capital Resources

We currently have $108,759 in cash in the bank; however, our principal stockholder, Magellan Global Fund, Ltd. (“Magellan”), has extended to us a line of credit in the amount of $20,000, of which we drew down $16,300. As of June 9, 2011 $16,000 of the line of credit has been repaid to Magellan, leaving a principal balance of $300, and interest due of $983. The balance is due in full at December 31, 2011.

Since inception, we have used a combination of sales of our common stock and the line of credit to raise money for our operations.   Our stockholder's equity at June 30, 2011 was $107,476.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern. We do not currently have any stock options or warrants issued and/or outstanding. The Company has incurred losses since inception resulting in an accumulated deficit of $67,524 as of June 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profit from operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock, however there is no assurance of additional funding in excess of current availability under the Company’s line of credit or on acceptable terms, if at all.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Immediately following are our audited financial statements and notes for the fiscal year ended June 30, 2011.

De Joya Griffith & Company, LLC

2580 Anthem Village Drive

Henderson, NV 89052

702.563.1600 office

702.920.8049 facsimile

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Crater Mountain Resources, Inc.

We have audited the accompanying balance sheets of Crater Mountain Resources, Inc. (An Exploration Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (April 11, 2007) to June 30, 2011. Crater Mountain Resources, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crater Mountain Resources, Inc. (An Exploration Stage Company) as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and from inception (April 11, 2007) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

September 21, 2011

CRATER MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Balance Sheet

(Expressed in U.S. Dollars)

(Audited)

	June 30,	June 30,
	2011	2010
	(audited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$ 108,759	$ 1,265

Total current assets	108,759	1,265

TOTAL ASSETS	$ 108,759	$ 1,265

LIABILITIES AND STOCKHOLDERS'(DEFICIT)

CURRENT LIABILITIES
Line of credit	$ 300	$ 9,800
Interest payable	983	267

Total current liabilities	1,283	10,067

TOTAL LIABILITIES	1,283	10,067

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 150,000,000
shares authorized; 34,000,000 and 30,000,000 respectively shares issued and outstanding	34,000	30,000
Additional paid-in-capital	141,000	11,400
Deficit accumulated during the exploration stage	(67,524)	(50,202)

Total stockholders' equity (deficit)	107,476	(8,802)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$ 108,759	$ 1,265

The accompanying notes are an integral part of these financial statements.

CRATER MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Statement of Operations

(Expressed in U.S. Dollars)

(Audited)

	Year Ended	Year Ended	From inception (April 11, 2007)
	June 30,	June 30,	to June 30,
	2011	2010	2011

REVENUES	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	16,606	12,675	66,541
Total expenses	16,606	12,675	66,541

OTHER EXPENSE
Interest expense	716	267	983
Total other expense	716	267	983

NET LOSS	$ (17,322)	$ (12,942)	$ (67,524)

NET LOSS PER SHARE - BASIC	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING-BASIC	31,000,000	30,000,000

The accompanying notes are an integral part of these financial statements.

CRATER MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Statement of Changes in Stockholders' Equity (Deficit)

(Expressed in U.S. Dollars)

(Audited)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders'
	shares	Amount	capital	stage	equity/(deficit)

Balance April 11, 2007	-	$ -	$ -	$ -	$ -

Common stock issued for
cash, May 8, 2007
at $0.001 per share	30,000,000	30,000	-	-	30,000

Net loss	-	-	-	(3,010)	(3,010)

Balance June 30, 2007	30,000,000	30,000	-	(3,010)	26,990

Contributed capital	-	-	4,200	-	4,200

Net loss	-	-	-	(19,220)	(19,220)

Balance June 30, 2008	30,000,000	30,000	4,200	(22,230)	11,970

Contributed capital	-	-	3,600	-	3,600

Net loss	-	-	-	(15,030)	(15,030)

Balance June 30, 2009	30,000,000	30,000	7,800	(37,260)	540

Contributed capital	-	-	3,600	-	3,600

Net loss	-	-	-	(12,942)	(12,942)

Balance June 30, 2010	30,000,000	30,000	11,400	(50,202)	(8,802)

Common stock issued for
cash
at $0.0325 per share	4,000,000	4,000	126,000		130,000

Contributed capital			3,600	-	3,600

Net loss	-	-	-	(17,322)	(17,322)

Balance June 30, 2011	34,000,000	$ 34,000	$ 141,000	$ (67,524)	$ 107,476

The accompanying notes are an integral part of these financial statements.

CRATER MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Audited)

	Year Ended	Year Ended	From inception (April 11, 2007)
	June 30,	June 30,	to June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (17,322)	$ (12,942)	$ (67,524)
Adjustments to reconcile

Changes in operating assets and liabilities:
Increase in interest payable	716	267	983

Net cash flows used in operating activities	(16,606)	(12,675)	(66,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	130,000	-	160,000
Contributed capital for rent	3,600	3,600	15,000
Increase in line of credit	(9,500)	9,800	300

Net cash flows provided from financing activities	124,100	13,400	175,300

NET INCREASE IN CASH	107,494	725	108,759

CASH
BEGINNING OF PERIOD	1,265	540	-

CASH
END OF PERIOD	$ 108,759	$ 1,265	$ 108,759

 The accompanying notes are an integral part of these financial statements.

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

(AUDITED)

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

A Development Stage Company

The accompanying financial statements have been prepared in accordance with the FASB ASC 915-10, "Development Stage Entities". A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of June 30, 2011, the Company has not fully commenced nor has it received significant revenues from its planned principal operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year

The Company’s fiscal year is June 30.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $67,524 as of June 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

(AUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (Loss) Per Share Calculations

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

JUNE 30, 2011 AND 2010

(AUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

As of December 31, 2010, 150,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 34,000,000 were issued and outstanding at June 30, 2011.

On May 8, 2007, the Company issued a total of 30,000,000 shares of common stock to Magellan Global Fund, LP for cash at $0.001 per share for a total of $30,000. The Magellan Global Fund, LP, is a Delaware Limited Partnership, formed in September 2006. The General Partner of the limited partnership is Orinda Advisors, LLC, a Delaware limited liability company, of which Harry Orfanos and Niko Lahanas, officers, directors and principal stockholders of the registrant, are Managing Partners. Messrs. Orfanos and Lahanas are also Managing Partners of the Magellan Global Fund, LP.

On May 9, 2007, the Magellan Global Fund, LP gifted 1,000,000 shares of common stock to Roger Renken , an officer and director, for services he provided to Magellan in connection with start up of the company.

On May 9, 2007, the Magellan Global Fund, LP gifted 8,000,000 shares of common stock to Orinda Advisors, LLC, a related party, for services provided to Magellan in connection with start up of the company . Orinda Advisors, LLC, is a Delaware limited liability company, of which Harry Orfanos and Niko Lahanas, officers, directors and principal stockholders of the registrant, are Managing Partners.

On May 9, 2007, the Magellan Global Fund, LP gifted 7,000,000 shares of common stock to Harry Orfanos, a director, for services he provided to Magellan in connection with start up of the company.

On May 9, 2007, the Magellan Global Fund, LP issued 7,000,000 shares of common stock to Nicholas Lahanas, a director, for services he provided to Magellan in connection with start up of the company.

In addition, the Magellan Global Fund, LP gifted a total of 1,380,000 shares of common stock to various non-related third parties for services provided to Magellan in connection with start up of the company.

On April 14, 2009, Magellan Global Fund, LP entered into a Rescission Agreement with the Company agreeing to rescind all shares given to the officer, directors and other service providers as gifts. All parties who were gifted shares have agreed to the rescission and have signed the Rescission Agreement. Our current sole stockholder is Magellan Global Fund, LP.

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

(AUDITED)

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

During year ended June 30, 2011, 4,000,000 shares of Company’s common stock were issued at $0.0325 per share. These shares were registered and deemed effective on February 19, 2010.

There are no other issuances of common stock for the twelve months period ended June 30, 2011.

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

On December 14, 2009, the Company executed an unsecured line of credit in the amount of $20,000 with Magellan Global Fund, Ltd. (“Magellan”). The line of credit carries an annual interest rate of 5% and has a term of one year, at which any outstanding balance is due in full. Additionally, on December 14, 2010, Magellan extended the term of the loan one year from the original due date. As of June 9, 2011 $16,000 of the line of credit has been repaid to Magellan, leaving a principal balance of $300, and interest due of $983.

We are currently operating out of the offices paid for by our President, Roger Renken on a rent-free basis. There is no written agreement or other material terms or arrangements relating to said arrangement. This agreement has been reflected as an increase in rent expense (SG&A) and contributed capital by the Company’s Officer totaling $3,600, and $15,000 for the twelve months ended June 30, 2011 and from inception (April 20, 2007) to June 30, 2011.

On January 9, 2011, the Magellan Global Fund, LP issued Roger Renken 1,000,000 shares of common stock for  services he rendered to Magellan Fund in helping start up Crater Mountain Resources, Inc. The shares were purchased by Magellan Global Fund, LP and gifted to Mr. Renken.

NOTE 5 – INCOME TAXES

As of June 30, 2011 and 2010, the Company had a federal operating loss carry forward of $67,524 and $50,202, respectively, which begins to expire around 2028. The provision for income taxes consisted of the following components for the years ended June 30:

Current:		2011	2010
	Federal	$ -	$ -
	State	$ -	$ -
Deferred:		$ -	$ -

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

(AUDITED)

NOTE 5 – INCOME TAXES (continued)

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2011 and 2010:

	2011	2010

Deferred tax assets:
Net operating loss carry forward	$ 67,524	$ 50,202

Total deferred tax assets	23,633	17,571
Less: valuation allowance	(23,633)	(17,571)

Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of June 30, 2011 and 2010 was $23,633 and $17,571 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2011 and 2010, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30:

	2011	2010
Federal statutory tax rate	(35.0) %	(35.0) %
Permanent difference and other	35.0%	35.0%
Effective tax rate	- %	- %

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

Our management is also responsible for establishing and maintaining a system of adequate internal controls over financial reporting. Internal controls over financial reporting is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. We believe our internal controls over financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement and instance of fraud. Controls are susceptible to manipulation, especially in instances of fraud caused by the collusion of two or more people, including our senior management. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, we have concluded that our internal control over financial reporting was effective as of June 30, 2011 and the date of the filing of this annual report.  Since our most recent evaluation, there have been no changes in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors is set forth below:

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Roger Renken President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Director	April 20, 2007 to present	55	Mr. Renken has been the President, Secretary, Treasurer and Chairman of the Board of Directors of our Company since April 20, 2007. From 1974 to 1980, when he was honorably discharged, Mr. Renken was an Electrician in the United States Navy aboard nuclear fast attack submarines. He received a Gemology Certificate from the Gemological Institute of America (GIA) in 1980 and is a certified Gemologist. From August 1987 to May 1989, Mr. Renken was a stock broker for E.F. Hutton in California. From July 2004 to June 2006, he was an institutional precious metals trader for Monex Deposit Co., a privately-held company in Newport Beach, California. Mr. Renken received an AA Degree in Ocean Engineering from Cal State Long Beach in 1987. Mr. Renken has not been involved in any legal proceeding listed in Section 401(f) of Regulation S-K during the last five years and has not filed bankruptcy within the last 5 years. Mr. Renken has not been engaged in any business activities required to be disclosed by Item 401 of Regulation S-K between 2006 and April 20, 2007, the date he became an officer and director of the company. Mr. Renken currently devotes approximately 30 hours per week to our business operations.

Nicholas Lahanas, Director	April 20, 2007 to present	42	Mr. Lahanas has been a director of the Company since April 20, 2007. In September 2006, Mr. Lahanas co-founded Magellan Global Fund L.P., a private equity fund focused on investing in emerging markets. From July 2004 to August 2006, he served as an Investment Banker with CSG Capital Management, a boutique investment banking firm based in Great Neck, New York. From February 2002 to April 2004, he was Vice President of Capital Markets for Cornell Capital Partners, a New Jersey based private equity fund, where he focused primarily on the natural resource sector. Since 2005, he has served as a Director on the Board of Pacific Niugini Nuggets LLC, a privately-held alluvial mining company with principal operations in Papua New Guinea. Mr. Lahanas received a B.A. Degree in Psychology from the University of California, Berkeley in 1991. Mr. Lahanas has not been involved in any legal proceeding listed in Section 401(f) of Regulation S-K during the last five years and has not filed bankruptcy within the last 5 years. Mr. Lahanas has not been engaged in any business activities required to be disclosed by Item 401 of Regulation S-K between 2006 and April 20, 2007, the date he became an officer and director of the company. Mr. Lahanas currently devotes approximately 10 hours per month to our business operations.

Harry Orfanos, Director	April 20, 2007 to present	46	Mr. Orfanos has been a director of the Company since April 20, 2007. In 2006, he co-founded Magellan Global Fund L.P., a private equity fund focused on investing in emerging markets. From January 2001 to December 2003, he was a Vice President of Capital Markets for Cornell Capital Partners, a New Jersey based private equity fund. From 1995 to 2000, he was a Vice President of Corporate Finance with Zanett Securities, a $100 million New York-based PIPE fund which focused on investing in small to mid-cap public companies. From October 1990 to September 1995, he was an Institutional Sales Trader with Santander Investment Securities in New York, New York. Mr. Orfanos received a B.S. in Finance from New York University in 1987. Mr. Orfanos has not been involved in any legal proceeding listed in Section 401(f) of Regulation S-K during the last five years and has not filed bankruptcy within the last 5 years. Mr. Orfanos has not been engaged in any business activities required to be disclosed by Item 401 of Regulation S-K between 2006 and April 20, 2007, the date he became an officer and director of the company. Mr. Orfanos currently devotes approximately 10 hours per month to our business operations.

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

Nominating Committee

At the present time, we do not have a standing nominating committee or a committee performing similar functions. At the present stage of our business development, it is the view of our Board of Directors that such a committee would be of little assistance in recommending nominations for director-nominees. In addition, at the present time we do not have a defined policy or procedure for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until the Company’s operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the selection of nominees to the Board of Directors and the Board does not have any specific process or procedure for evaluating such nominees. The Board of Directors assesses all candidates, whether submitted by management or shareholders and makes recommendations for election or appointment.

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

SUMMARY COMPENSATION TABLE
Change in Pension Value
						Non-Equity Incentive	and Nonqualified Deferred
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Roger Renken, Principal Executive Officer	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding common stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. As of the date of the filing of this annual report, there were 34,000,000 shares of common stock issued and outstanding.  The stockholder listed below has direct ownership of the shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Position(s) Held	Nature and Amount of Beneficial Ownership (1)	Percent of Outstanding Common Stock

Magellan Global Fund (2)	None	30,586,923	89.96%
525 B Street Suite 1500 San Diego,	CCA 92130	Direct
Roger Renken		1,000,000	2.94%
6523 California Ave Seattle, SW	WA 98136 CEO	Direct
All Officers and Directors as a group		1,000,000	2.94%

(1)	In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

(2)	The Magellan Global Fund, LP, is a Delaware Limited Partnership, formed in September 2006. The General Partner of the limited partnership is Orinda Advisors, LLC, a Delaware limited liability company, of which Harry Orfanos and Niko Lahanas, directors of registrant, are Managing Partners. Messrs. Orfanos and Lahanas are also Managing Partners of the Magellan Global Fund, LP.

All of these securities were originally issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, were issued to related parties of the registrant and bear a restrictive legend.

Future Sales by Existing Stockholders

A total of 31,586,923 shares have been issued to the existing stockholders, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in this offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

Changes in Control

There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are currently operating out of the offices of our President, Roger Renken, located at 4666 Mission Blvd, Suite 1, San Diego, California on a rent-free basis. There is no written agreement or other material terms or arrangements relating to said arrangement. This agreement has been reflected as an increase in rent expense and contributed capital totaling $3,600, $3,600 and 15,000 for the fiscal years ended June 30, 2011 and 2010 and from inception (April 11, 2007) to June 30 ,2011.

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

On April 14, 2010, Magellan Global Fund, LP, Orinda Advisors, LLC, Nicholas Lahanas, Harry Orfanos and Roger Renken agreed to rescind all shares given out as gifts and entered into a Rescission Agreement, leaving Magellan Global Fund, LP as our sole stockholder.

On January 9, 2011, the Magellan Global Fund, LP issued Roger Renken 1,000,000 shares of common stock for  services he rendered to Magellan Fund in helping start up Crater Mountain Resources, Inc. The shares were purchased by Magellan Global Fund, LP and gifted to Mr. Renken.

We do not currently have any conflicts of interest by or among our current officer or directors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of our initial public offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended June 30, 2011 were $4,000 and $3,000 for the fiscal year ended June 30, 2010. The reviews for the financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended June 30, 2011 and 2010 were $4,500 and $4,500, respectively.

Audit Related Fees

We incurred no fees for the fiscal years ended June 30, 2011 and 2010 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

All Other Fees

We incurred no other fees during the fiscal years ended June 30, 2011 and 2010 for products and services rendered by our principal accountants.

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

Dated:   September 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

Dated:   September 26, 2011

/s/    Nicholas Lahanas

By:  Nicholas Lahanas, Director

Dated:   September 26, 2011

/s/    Harry Orfanos

By:  Harry Orfanos, Director

