Form 10-Q
period 2011-09-30
CRATER MOUNTAIN RESOURCES, INC.
filed 2011-11-15
CIK 1434028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2011

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

Yes   _X__  No_ __

As of October 31, 2011, there were 34,000,000 shares of our common stock issued and outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report Form 10-K, filed on September 28, 2011 with the U.S. Securities and Exchange Commission (SEC) and can be found on the SEC website at www.sec.gov.

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2011	2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$ 102,759	$ 108,759

Total current assets	102,759	108,759

TOTAL ASSETS	$ 102,759	$ 108,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit-realted party	$ 300	$ 300
Interest payable-related party	987	983

Total current liabilities	1,287	1,283

TOTAL LIABILITIES	1,287	1,283

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock, $0.001 par value; 150,000,000
shares authorized; 34,000,000 and 34,000,000 respectively shares issued and outstanding	34,000	34,000
Additional paid-in-capital	141,000	141,000
Deficit accumulated during the exploration stage	(73,528)	(67,524)

Total stockholders' equity	101,472	107,476

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 102,759	$ 108,759

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended	From inception (April 11, 2007)
	September 30,	September 30,	to September 30,
	2011	2010	2011

REVENUES	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	6,000	4,435	72,541
Total expenses	6,000	4,435	72,541

OTHER EXPENSE
Interest expense	4	177	987
Total other expense	4	177	987

NET LOSS	$ (6,004)	$ (4,612)	$ (73,528)

NET LOSS PER SHARE - BASIC	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING-BASIC	34,000,000	30,000,000

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended	Three months ended	From inception (April 11, 2007)
	September 30,	September 30,	to September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,004)	$ (4,612)	$ (73,528)
Adjustments to reconcile net loss to net
cash used from operating activities:
Contributed capital for rent	-	900	15,000
Changes in operating assets and liabilities:
Increase in accounts payable		500
Increase in interest payable	4	177	987

Net cash flows used in operating activities	(6,000)	(3,035)	(57,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	160,000
Increase in line of credit	-	5,000	300

Net cash flows provided from financing activities	-	5,000	160,300

NET INCREASE IN CASH	(6,000)	1,965	102,759

CASH
BEGINNING OF PERIOD	108,759	1,265	-

CASH
END OF PERIOD	$ 102,759	$ 3,230	$ 102,759

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

A Development Stage Company

The accompanying financial statements have been prepared in accordance with the FASB ASC 915-10, "Development Stage Entities". A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of September 30, 2011, the Company has not fully commenced nor has it received revenues from its planned principal operations.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. For further information refer to the financial statements and footnotes thereto included in our form 10-K for the year ended June 30, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year

The Company’s fiscal year is June 30.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $73,528 as of September 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance.

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

NOTE 3 – STOCKHOLDERS’ EQUITY(DEFICIT)

As of December 31, 2010, 150,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 34,000,000 were issued and outstanding as at September 30, 2011.

During the year ended June 30, 2011 4,000,000 shares of Company’s common stock were issued at $0.0325 per share. These shares were registered and deemed effective on February 19, 2010.

There are no other issuances of common stock for the three months period ended September 30, 2011.

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

On December 14, 2009, the Company executed an unsecured line of credit in the amount of $20,000 with Magellan Global Fund, Ltd. (“Magellan”). The line of credit carries an annual interest rate of 5% and has a term of one year, at which any outstanding balance is due in full. Additionally, on December 14, 2010, Magellan extended the term of the loan one year from the original due date. On June 9, 2011 $16,000 of the line of credit has been repaid to Magellan, leaving a principal balance of $300, and interest due of $ 987 as of September 30, 2011.

The Company is currently operating out of the offices paid for by our President, Roger Renken on a rent-free basis. There is no written agreement or other material terms or arrangements relating to said arrangement. This agreement has been reflected as an increase in rent expense (SG&A) and contributed capital by the Company’s Officer totaling $15,000 from inception (April 20, 2007) to June 2011. In the current quarter ended September 30, 2011 management decided not to accrue for the rent until such further time the Company anticipates using the space to generate revenue. Currently the rent that would be payable is insignificant and the officer does not expect any amount to be paid hence contributing to it as capital. To avoid increasing any nominal capital management decided to not recognize the rent expense.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed on September 28, 2011 with the U.S. Securities and Exchange Commission (SEC) and can be found on the SEC website at www.sec.gov.

We are an exploration stage company formed for the purpose of exploration and mining of precious metals, specifically gold, in Papua New Guinea. We are a start up, exploration stage mining company and have not yet generated any revenues from operations since inception. From inception on April 11, 2007 to September 30, 2011, our total accumulated deficit is $73,528.

The following table provides selected financial data about the Company as of September 30, 2011.  For detailed financial information, see the financial statements included in this Form 10-Q.

Balance Sheet Data:	9/30/2011
Cash	$102,759
Total assets	$102,759
Total liabilities	$1,287
Stockholders' equity	$101,472

We have conducted minimal operations since our inception and do not have any present operations. During the three months ended September 30, 2011 and 2010, we generated no revenues. Accordingly, a comparative analysis and discussion of our results of operations is not meaningful and will not be presented herein.

Limited Operating History

There is little to no historical financial information about our Company upon which to base an evaluation of our performance or to make a decision regarding an investment in the shares. We are still in the exploration stages and have not yet generated or realized any revenues from operations. We cannot guarantee we will be successful in our business operations or will achieve significant levels of market acceptance for our proposed business. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and/or development of our properties, possible cost overruns due to price and cost increases in services we require and the absence of an operating history. Therefore, we cannot guarantee we will be able to achieve or maintain profitable operations.

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

Under the supervision and with the participation of our Certifying Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011. Since our most recent evaluation, there have been no changes in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceeding and none are threatened that we are aware of.

ITEM 1A. RISK FACTORS

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described in 10K filed with SEC on September 28, 2011. You should carefully consider the risk factors and other information in latest 10-K before deciding to invest in our securities. We are unaware of any material changes in or additional risk factors since the filing of our 10K for the period ended June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no sales of unregistered equity securities during the period ended September 30, 2011.

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

Dated:    November 8, 2011

 /s/  Roger Renken

By: Roger Renken, President, Secretary,

Treasurer, Principal Accounting Officer and Director

