Form 10-Q/A
period 2011-09-30
CRATER MOUNTAIN RESOURCES, INC.
filed 2011-11-18
CIK 1434028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment is being filed to include the XBRL file set, which was inadvertently omitted from the original filing on November 15, 2011, and no information contained in this Form 10-Q has been changed.

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

