Form 10-Q
period 2011-12-31
CRATER MOUNTAIN RESOURCES, INC.
filed 2012-02-14
CIK 1434028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

December 31, 2011

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

None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes___ No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___   Accelerated filer ___    Non-accelerated filer ___  Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   _X__  No___

As of January 28, 2012, there were 34,000,000 shares of our common stock issued and outstanding.

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

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	December 31,	June 30,
	2011	2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	36,839	108,759

Total current assets	36,839	108,759

Investment, cost	$ 60,000

TOTAL ASSETS	$ 96,839	$ 108,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit-related party	$ -	$ 300
Interest payable-related party	-	983

Total current liabilities	-	1,283

TOTAL LIABILITIES	-	1,283

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 150,000,000
shares authorized; 34,000,000 and 34,000,000 respectively shares issued and outstanding	34,000	34,000
Additional paid-in-capital	141,000	141,000
Deficit accumulated during the exploration stage	(78,161)	(67,524)

Total stockholders' equity	96,839	107,476

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 96,839	$ 108,759

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended	Six months ended	Six months ended	From inception (April 11, 2007)
	December 31,	December 31,	December 31,	December 31,	to December 31,
	2011	2010	2011	2010	2011

REVENUES	$ -	$ -			$ -

EXPENSES
Selling, general and administrative	4,630	3,262	10,630	7,697	77,171
Total expenses	4,630	3,262	10,630	7,697	77,171

OTHER EXPENSE
Interest expense	3	187	7	364	990
Total other expense	3	187	7	364	990

NET LOSS	$ (4,633)	$ (3,449)	$ (10,637)	$ (8,061)	$ (78,161)

NET LOSS PER SHARE - BASIC	$ -	$ -			$ -

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING-BASIC	34,000,000	30,000,000	34,000,000	30,000,000

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended	Six months ended	From inception (April 11, 2007)
	December 31,	December 31,	to December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,637)	$ (8,061)	$ (78,161)
Adjustments to reconcile net loss to net
cash used from operating activities:
Contributed capital for rent	-	1,800	15,000
Changes in operating assets and liabilities:
Increase (decrease) in interest payable	(983)	364	-

Net cash flows used in operating activities	(11,620)	(5,897)	(63,161)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment,cost	(60,000)		(60,000)

Net cash flows used in investing activities	(60,000)	-	(60,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	160,000
Repayment of line of credit	(300)	5,000	-

Net cash flows provided by (used in) financing activities	(300)	5,000	160,000

NET INCREASE (DECREASE) IN CASH	(71,920)	(897)	36,839

CASH
BEGINNING OF PERIOD	108,759	1,265	-

CASH
END OF PERIOD	$ 36,839	$ 368	$ 36,839

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

A Development Stage Company

The accompanying financial statements have been prepared in accordance with the FASB ASC 915-10, "Development Stage Entities". A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of December 31, 2011, the Company has not fully commenced nor has it received revenues from its planned principal operations.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. For further information refer to the financial statements and footnotes thereto included in our form 10-K for the year ended June 30, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND POLICY FOR INVESTMENTS

Definition of Fiscal Year

The Company’s fiscal year is June 30.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $78,161 as of December 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Investments

Equity investment in other mining companies is accounted for under the cost method as the equity investments do not have readily determinable fair values. As per ASC codification 320 “Certain Investments in Debt and Equity Securities”, non marketable equity securities that do not have a readily determinable fair value are not required to be accounted for under the equity method and are typically carried at cost. From time to time the company may evaluate discretionary investments in mining operations located in various emerging market countries.

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

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

As of December 31, 2011, 150,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 34,000,000 were issued and outstanding.

There were no issuances of common stock for the six month period ended December 31, 2011.

NOTE 4 – EQUITY INVESTMENT

On November 17, 2011 the Company participated in the public offering of China Shouguan Mining Co. common stock by purchase of 298,507 shares by making an investment of $60,000, representing a price per share of $0.201. The Company filed an 8-K regarding the investment on December 13, 2011. We are applying the cost method of accounting and are recording the investment at cost.

NOTE 5 – RELATED PARTY TRANSACTIONS

On December 14, 2009, the Company executed an unsecured line of credit in the amount of $20,000 with Magellan Global Fund, Ltd. (“Magellan”). The line of credit carried an annual interest rate of 5% and had a term of one year, at which any outstanding balance was due in full. Additionally, on December 14, 2010, Magellan extended the term of the loan one year from the original due date. As of December 31, 2011 no principal balance exists on the line of credit. Furthermore all interest has been paid in full.

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

We are an exploration stage company formed for the purpose of exploration and mining of precious metals, specifically gold, in Papua New Guinea. We are a start up, exploration stage mining company and have not yet generated any revenues from operations since inception. From inception on April 11, 2007 to December 31, 2011, our total accumulated deficit is $78,161.

The following table provides selected financial data about the Company as of December 31, 2011.  For detailed financial information, see the financial statements included in this Form 10-Q.

Balance Sheet Data:	12/31/2011
Cash	$36,839
Other assets	$60,000
Total assets	$96,839
Total liabilities	$-
Stockholders' equity	$96,839

We have conducted minimal operations since our inception and do not have any present operations. During the six months ended December 31, 2011 and 2010, we generated no revenues. Accordingly, a comparative analysis and discussion of our results of operations is not meaningful and will not be presented herein.

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

Under the supervision and with the participation of our Certifying Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Since our most recent evaluation, there have been no changes in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceeding and none are threatened that we are aware of.

ITEM 1A. RISK FACTORS

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described in 10K filed with SEC on September 28, 2011. You should carefully consider the risk factors and other information in the latest 10-K before deciding to invest in our securities. We are unaware of any material changes in or additional risk factors since the filing of our 10K for the period ended June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no sales of unregistered equity securities during the period ended December 31, 2011.

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

Dated:    February 14, 2012

 /s/  Roger Renken

By: Roger Renken, President, Secretary,

Treasurer, Principal Accounting Officer and Director

