Form 10-Q
period 2012-03-31
CRATER MOUNTAIN RESOURCES, INC.
filed 2012-05-15
CIK 1434028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2012

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

Yes   _X__  No_ __

As of April 26, 2012, there were 34,000,000 shares of our common stock issued and outstanding.

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

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$ 23,019	$ 108,759
Prepaid expense	7,500
Total current assets	30,519	108,759

Investment, cost	60,000	-

TOTAL ASSETS	$ 90,519	$ 108,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit-related party	$ -	$ 300
Interest payable-related party	-	983

Total current liabilities	-	1,283

TOTAL LIABILITIES	-	1,283

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 150,000,000
shares authorized; 34,000,000 and 34,000,000 respectively shares issued and outstanding	34,000	34,000
Additional paid-in-capital	141,000	141,000
Deficit accumulated during the exploration stage	(84,481)	(67,524)

Total stockholders' equity	90,519	107,476

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 90,519	$ 108,759

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended	Nine months ended	Nine months ended	From inception (April 11, 2007)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2012	2011	2012	2011	2012

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	3,820	2,435	14,450	10,132	80,991
Professional fees-related party	2,500		2,500		2,500
Total expenses	6,320	2,435	16,950	10,132	83,491

OTHER EXPENSE
Interest expense	-	197	7	561	990
Total other expense	-	197	7	561	990

NET LOSS	$ (6,320)	$ (2,632)	$ (16,957)	$ (10,693)	$ (84,481)

NET LOSS PER SHARE - BASIC	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-BASIC	34,000,000	30,006,222	34,000,000	30,002,044

The accompanying notes are an integral part of the financial statements.

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended	Nine months ended	From inception (April 11, 2007)
	March 31,	March 31,	to March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (16,957)	$ (10,693)	$ (84,481)
Adjustments to reconcile net loss to net
cash used from operating activities:
Contributed capital for rent	-	2,700	15,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(7,500)		(7,500)
Increase (decrease) in interest payable	(983)	561	-

Net cash flows used in operating activities	(25,440)	(7,432)	(76,981)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment, cost	(60,000)		(60,000)

Net cash flows used in investing activities	(60,000)	-	(60,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	108,000	160,000
Proceeds/ (repayment) of line of credit	(300)	6,500	-

Net cash flows provided by (used in) financing activities	(300)	114,500	160,000

NET INCREASE (DECREASE) IN CASH	(85,740)	107,068	23,019

CASH
BEGINNING OF PERIOD	108,759	1,265	-

CASH
END OF PERIOD	$ 23,019	$ 108,333	$ 23,019

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

A Development Stage Company

The accompanying financial statements have been prepared in accordance with the FASB ASC 915-10, "Development Stage Entities". A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of March 31, 2012, the Company has not fully commenced nor has it received revenues from its planned principal operations.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. For further information refer to the financial statements and footnotes thereto included in our form 10-K for the year ended June 30, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year

The Company’s fiscal year is June 30.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $84,481 as of March 31, 2012 and further losses are anticipated in

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

CRATER MOUNTAIN RESOURCES, INC

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

As of March 31, 2012, 150,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 34,000,000 were issued and outstanding.

There were no issuances of common stock for the nine month period ended March 31, 2012.

NOTE 4 – EQUITY INVESTMENT

On November 17, 2011, the Company participated in the public offering of China Shouguan Mining Co. common stock by purchase of 298,507 shares for an investment of $60,000, representing a price per share of $0.201. The Company filed an 8-K regarding the investment on December 13, 2011. We are applying the cost method of accounting and are recording the investment at cost.

NOTE 5 – RELATED PARTY TRANSACTIONS

On December 14, 2009, the Company executed an unsecured line of credit in the amount of $20,000 with Magellan Global Fund, Ltd. (“Magellan”). The Magellan Global Fund, LP, is a Delaware Limited Partnership, formed in September 2006. The General Partner of the limited partnership is Orinda Advisors, LLC, a Delaware limited liability company and majority stockholder, of which Harry Orfanos and Niko Lahanas, officers, directors and principal stockholders of the Company, are Managing Partners. Messrs. Orfanos and Lahanas are also Managing Partners of the Magellan Global Fund, LP. The line of credit carried an annual interest rate of 5% and had a term of one year, at which any outstanding balance was due in full. Additionally, on December 14, 2010, Magellan extended the term of the loan one year from the original due date. As of March 31, 2012 no principal balance exists on the line of credit. Furthermore all interest has been paid in full.

CRATER MOUNTAIN RESOURCES,INC

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

On January 5, 2012, the Company executed a one year exclusive consulting agreement with Orinda Advisors. LLC. Orinda Advisors, LLC, is a Delaware limited liability company, of which Harry Orfanos and Niko Lahanas, officers, directors and principal stockholders of the Company, are Managing Partners

Under the agreement Orinda Advisors will source and introduce to the Company potential acquisition targets in the Gold Mining Industry.

In consideration of the services rendered by Orinda under this Agreement, the Company agrees to pay Orinda Advisors the following fees and other compensation

(i)	A non-refundable cash fee of $10,000 (paid)
(ii)	A royalty fee of up to 2% of the net sales of any merger that was directly introduced to the Company by Orinda for a period of five (5) years.

The cash fees paid to Orinda Advisors, LLC under the agreement were recorded as prepaid expense and are amortized over the period of twelve (12) months.

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

We are an exploration stage company formed for the purpose of exploration and mining of precious metals, specifically gold, in Papua New Guinea. We are a start up, exploration stage mining company and have not yet generated any revenues from operations since inception. From inception on April 11, 2007 to March 31, 2012, our total accumulated deficit is $84,481.

The following table provides selected financial data about the Company as of March 31, 2012.  For detailed financial information, see the financial statements included in this Form 10-Q.

Balance Sheet Data:	3/31/2012
Cash	$23,019
Prepaid expense	$7,500
Other assets	$60,000
Total assets	$90,519
Total liabilities	$-
Stockholders' equity	$90,519

We have conducted minimal operations since our inception and do not have any present operations. During the nine months ended March 31, 2012 and 2011, we generated no revenues. Accordingly, a comparative analysis and discussion of our results of operations is not meaningful and will not be presented herein.

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

ITEM 4T. CONTROLS AND PROCEDURES (continued)

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2012. Since our most recent evaluation, there have been no changes in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We had no sales of unregistered equity securities during the period ended March 31, 2012.

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

Dated:    May 15, 2012

 /s/  Roger Renken

By: Roger Renken, President, Secretary,

Treasurer, Principal Accounting Officer and Director

