Form 10-K
period 2012-06-30
CRATER MOUNTAIN RESOURCES, INC.
filed 2012-09-25
CIK 1434028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

June 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES[ ] NO [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]

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

We had no revenues for the fiscal year ended June 30, 2012.

As of August 27, 2012, there were 34,000,000 shares of our common stock issued and outstanding. Our common stock is not currently listed and trading on any exchange. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $0.001 par value price per share paid for the shares is approximately $34,000.

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

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Crater Mountain Resources, Inc. was incorporated in Nevada on April 11, 2007. We are a minerals exploration company based in San Diego, California. As of June 30, 2012, we have two key projects in Papua New Guinea (PNG). We are in the start up, exploration stage and have not yet generated any revenues.

On February 19, 2010, our Form S-1 registration statement was declared effective by the SEC, allowing us to sell a total of 4,000,000 shares of our common stock and raise a total of $2,000,000, which we intend to use to implement our business operations. As of May 11, 2011 we closed the offering after having raised a total of $130,000. This offering was the initial public offering of common stock of Crater Mountain Resources, Inc. and no public market currently exists for our securities.

We have not yet generated any revenues since inception and have incurred net operating losses of $90,939 since inception. We do not own any real estate. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise the equity capital needed to implement our business plans; however, based on our prior demonstrated ability to raise capital, we believe that our capital resources will be adequate to continue operating our business operations for the fiscal year ending June 30, 2013. However, if we are unable to raise the capital we need in the near future, due to our liquidity problems, we may have to curtail our operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

Our administrative offices are located at 4666 Mission Blvd, Suite 1, San Diego, California, for which we pay no rent; the office space is contributed by one of our shareholders. We plan to use these offices until we require larger space. Our fiscal year end is June 30.

Our Exploration Projects

We are a natural resource company engaged in the exploration of mineral properties located in Papua New Guinea. These properties are at mine feasibility and/or in the exploration stage. We have two key projects: Gira-Aikora-Ioma and Wagi River. We do not claim to have any mineralization or reserves whatsoever at this time on any of our properties; however, based on preliminary research and geological report on our property and the surrounding area, we believe there is a sufficient basis to warrant further exploration of the properties.

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

It is difficult to estimate the cost of compliance with environmental laws at this time, since the full nature and extent of our proposed activities cannot be determined until we commence our operations, which we anticipate to be in the 3rd quarter of 2013. At that time, we will determine what that will involve from an environmental standpoint and will begin our compliance efforts.

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

Our business plan does not provide for the hiring of any additional employees until sales will support the expense, which is estimated to be in the second or third quarter of 2013. Until that time, the responsibility of developing the company’s business and fulfilling the reporting requirements of a public company all fall upon Roger Renken, our officer and director. While he has business experience, including management and accounting, he does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. In the event he is unable to fulfill any aspect of his duties to the company, we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

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

A portion of our business will be conducted in a currency other than the U.S. Dollar, however, the Papua New Guinea Kina has traded in a fairly narrow range over the past several years, so we currently only have limited exposure to exchange rate fluctuations. At some point in the future, the exchange rate could fluctuate substantially more which would cause us exposure to exchange rate risk, as our profits would then be subject to exchange rate fluctuations. Any broad-based regional currency crisis - possibly caused by a revaluation of the Papua New Guinea Kina could cause a major shift in the exchange rate, as could a dramatic collapse of the U.S. dollar.

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

The profitability of gold mining operations is directly related to the market prices of gold. The market prices of gold can fluctuate significantly and is affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of gold from the time of development of a mine is undertaken and the time production can commence can significantly affect the profitability of a mine.

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

ITEM 4. MINE SAFETY DISCLOSURE

None.

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

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the fiscal year ended June 30, 2012.

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

Results of Operations

We are a start up, development stage mining company and have not yet generated any revenues from operations. From inception on April 11, 2007 to June 30, 2012, our total net loss is $90,939.

Fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011

For the fiscal year ended June 30, 2012, we incurred a net loss of $23,415, or $0.00 per share, as compared to a net loss of $17,322, or $0.00 per share, for the fiscal year ended June 30, 2011.

We incurred total expenses of $23,415 for the fiscal year ended June 30, 2012, as compared to total expenses of $17,322 for the fiscal year ended June 30, 2011. We incurred total expenses of $90,939 for the period from inception (April 11, 2007) to June 30, 2012, which consisted of general and administrative expenses, including professional fees, rent and bank fees. The majority of our expenses were incurred in connection with the preparation and filing of our initial public offering documents with the SEC.

Liquidity and Capital Resources

As of June 30, 2012, we have $19,061 in cash in the bank.

Since inception, we have used a combination of sales of our common stock and the line of credit to raise money for our operations. Our stockholder's equity at June 30, 2012 was $84,061.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern. We do not currently have any stock options or warrants issued and/or outstanding. The Company has incurred losses since inception resulting in an accumulated deficit of $90,939 as of June 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profit from operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock, however there is no assurance of additional funding in excess of current availability under the Company’s line of credit or on acceptable terms, if at all.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Immediately following are our audited financial statements and notes for the fiscal year ended June 30, 2012.

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Crater Mountain Resources, Inc.

We have audited the accompanying balance sheets of Crater Mountain Resources, Inc. (An Exploration Stage Company) (the “Company”) as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and for the period from inception (April 11, 2007) through June 30, 2012. Crater Mountain Resources, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crater Mountain Resources, Inc (An Exploration Stage Company) as of June 30, 2012 and 2011 and the results of its operations and its cash flows for each of the years then ended and for the period from inception (April 11, 2007) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

August 29, 2012

2580 Anthem Village Drive, Henderson, NV 89052

Telephone (702) 588-5960         Facsimile (702) 588-5979

CRATER MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

June 30, 2012 and 2011

CRATER MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Audited)

	June 30,	June 30,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$ 19,061	$ 108,759
Prepaid expense	5,000	-
Total current assets	24,061	108,759

Investment, cost	60,000	-

TOTAL ASSETS	$ 84,061	$ 108,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit-related party	$ -	$ 300
Interest payable-related party	-	983

Total current liabilities	-	1,283

TOTAL LIABILITIES	-	1,283

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 150,000,000
shares authorized; 34,000,000 and 34,000,000 shares issued and outstanding, respectively	34,000	34,000
Additional paid-in-capital	141,000	141,000
Deficit accumulated during the exploration stage	(90,939)	(67,524)

Total stockholders' equity	84,061	107,476

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 84,061	$ 108,759

The accompanying notes are an integral part of these financial statements.

CRATER MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Statement of Operations

(Expressed in U.S. Dollars)

(Audited)

	Year ended	Year ended	From inception (April 11, 2007)
	June 30,	June 30,	to June 30,
	2012	2011	2012

REVENUES	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	18,408	16,606	84,949
Professional fees-related party	5,000		5,000
Total expenses	23,408	16,606	89,949

OTHER EXPENSE
Interest expense	7	716	990
Total other expense	7	716	990

NET LOSS	$ (23,415)	$ (17,322)	$ (90,939)

NET LOSS PER SHARE - BASIC	$ -	$ -

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING-BASIC	34,000,000	31,000,000

The accompanying notes are an integral part of these financial statements.

CRATER MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Statement of Changes in Stockholders' Equity/ (Deficit)

(Expressed in U.S. Dollars)

(Audited)

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders'
	shares	Amount	capital	stage	equity/(deficit)

Balance, inception April 11, 2007	-	$ -	$ -	$ -	$ -

Common stock issued for
cash, May 8, 2007
at $0.001 per share	30,000,000	30,000	-	-	30,000

Net loss	-	-	-	(3,010)	(3,010)

Balance June 30, 2007	30,000,000	30,000	-	(3,010)	26,990

Contributed capital	-	-	4,200	-	4,200

Net loss	-	-	-	(19,220)	(19,220)

Balance June 30, 2008	30,000,000	30,000	4,200	(22,230)	11,970

Contributed capital	-	-	3,600	-	3,600

Net loss	-	-	-	(15,030)	(15,030)

Balance June 30, 2009	30,000,000	30,000	7,800	(37,260)	540

Contributed capital	-	-	3,600	-	3,600

Net loss	-	-	-	(12,942)	(12,942)

Balance June 30, 2010	30,000,000	30,000	11,400	(50,202)	(8,802)

Common stock issued for
cash
at $0.0325 per share	4,000,000	4,000	126,000		130,000

Contributed capital			3,600	-	3,600

Net loss	-	-	-	(17,322)	(17,322)

Balance June 30, 2011	34,000,000	34,000	141,000	(67,524)	107,476

Net loss	-	-	-	(23,415)	(23,415)

Balance June 30, 2012	34,000,000	$ 34,000	$ 141,000	$ (90,939)	$ 84,061

The accompanying notes are an integral part of these financial statements.

CRATER MOUNTAIN RESOURCES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Audited)

	Year ended	Year ended	From inception (April 11, 2007)
	June 30,	June 30,	to June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (23,415)	$ (17,322)	$ (90,939)
Adjustments to reconcile net loss to net
cash used from operating activities:
Contributed capital for rent	-	3,600	15,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(5,000)	-	(5,000)
Increase (decrease) in interest payable	(983)	716	-

Net cash flows used in operating activities	(29,398)	(13,006)	(80,939)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment, cost	(60,000)	-	(60,000)

Net cash flows used in investing activities	(60,000)	-	(60,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	130,000	160,000
Proceeds/ (repayment) of line of credit	(300)	(9,500)	-

Net cash flows provided by (used in) financing activities	(300)	120,500	160,000

NET INCREASE (DECREASE) IN CASH	(89,698)	107,494	19,061

CASH
BEGINNING OF YEAR	108,759	1,265	-

CASH
END OF YEAR	$ 19,061	$ 108,759	$ 19,061

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

An Exploration Stage Company

The accompanying financial statements have been prepared in accordance with the FASB ASC 915-10, "Development Stage Entities". An exploration stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of June 30, 2012, the Company has not fully commenced nor has it received revenues from its planned principal operations.

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles applicable in United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year

The Company’s fiscal year is June 30.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $90,939 as of June 30, 2012

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

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

CRATER MOUNTAIN RESOURCES, INC

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

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

CRATER MOUNTAIN RESOURCES,INC

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 3 – STOCKHOLDERS’ DEFICIT

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

On May 9, 2007, the Magellan Global Fund, LP gifted 1,000,000 shares of common stock to Roger Renken, an officer and director, for services he provided to Magellan in connection with start up of the company.

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

On May 9, 2007, the Magellan Global Fund, LP gifted 7,000,000 shares of common stock to Nicholas Lahanas, a director, for services he provided to Magellan in connection with start up of the company.

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

During the year ended June 30, 2011, 4,000,000 shares of Company’s common stock were issued at $0.0325 per share. These shares were registered and deemed effective on February 19, 2010.

As of June 30, 2012, 150,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 34,000,000 were issued and outstanding.

There were no issuances of common stock for the twelve month period ended June 30, 2012.

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

CRATER MOUNTAIN RESOURCES,INC

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS

On December 14, 2009, the Company executed an unsecured line of credit in the amount of $20,000 with Magellan Global Fund, Ltd. (“Magellan”). The Magellan Global Fund, LP, is a Delaware Limited Partnership, formed in September 2006. The General Partner of the limited partnership is Orinda Advisors, LLC, a Delaware limited liability company and majority stockholder, of which Harry Orfanos and Niko Lahanas, officers, directors and principal stockholders of the Company, are Managing Partners. Messrs. Orfanos and Lahanas are also Managing Partners of the Magellan Global Fund, LP. The line of credit carried an annual interest rate of 5% and had a term of one year, at which any outstanding balance was due in full. Additionally, on December 14, 2010, Magellan extended the term of the loan one year from the original due date. The agreement expired on December 14, 2011. As of June 30, 2012 no principal balance exists on the line of credit. Furthermore all interest has been paid in full.

On January 5, 2012, the Company executed a one year exclusive consulting agreement with Orinda Advisors, LLC. Orinda Advisors, LLC, is a Delaware limited liability company, of which Harry Orfanos and Niko Lahanas, officers, directors and principal stockholders of the Company, are Managing Partners.

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

NOTE 6 – INCOME TAXES

As of June 30, 2012 and 2011, the Company had a federal operating loss carry forward of $90,939 and $67,524, respectively, which begins to expire around 2028. The provision for income taxes consisted of the following components for the years ended June 30:

Current:		2012	2011
	Federal	$ -	$ -
	State	$ -	$ -
Deferred:		$ -	$ -

CRATER MOUNTAIN RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 6 – INCOME TAXES (continued)

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2012 and 2011:

	2012	2011

Deferred tax assets:
Net operating loss carry forward	$90,939	$67,524

Total deferred tax assets	3,182,865	23,633
Less: valuation allowance	(31,829)	(23,633)

Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of June 30, 2012 and 2011 was $31,829 and $23,633 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2012 and 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30:

	2012	2011
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	- %	- %

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

Our management is also responsible for establishing and maintaining a system of adequate internal controls over financial reporting. Internal controls over financial reporting is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. We believe our internal controls over financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement and instance of fraud. Controls are susceptible to manipulation, especially in instances of fraud caused by the collusion of two or more people, including our senior management. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, we have concluded that our internal control over financial reporting was effective as of June 30, 2012 and the date of the filing of this annual report. Since our most recent evaluation, there have been no changes in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Our Certifying Officer’s report was not subject to attestation by our registered publicaccounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

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

The name, address, age and position of our officers and directors is set forth below:

Name of Director or Officer and Position in the Company	Officer or Director Since	Age	Office(s) Held and Other Business Experience

Roger Renken President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Director	April 20, 2007 to present	56	Mr. Renken has been the President, Secretary, Treasurer and Chairman of the Board of Directors of our Company since April 20, 2007. From 1974 to 1980, when he was honorably discharged, Mr. Renken was an Electrician in the United States Navy aboard nuclear fast attack submarines. He received a Gemology Certificate from the Gemological Institute of America (GIA) in 1980 and is a certified Gemologist. From August 1987 to May 1989, Mr. Renken was a stock broker for E.F. Hutton in California. From July 2004 to June 2006, he was an institutional precious metals trader for Monex Deposit Co., a privately-held company in Newport Beach, California. Mr. Renken received an AA Degree in Ocean Engineering from Cal State Long Beach in 1987. Mr. Renken has not been involved in any legal proceeding listed in Section 401(f) of Regulation S-K during the last five years and has not filed bankruptcy within the last 5 years. Mr. Renken has not been engaged in any business activities required to be disclosed by Item 401 of Regulation S-K between 2006 and April 20, 2007, the date he became an officer and director of the company. Mr. Renken currently devotes approximately 30 hours per week to our business operations.

Nicholas Lahanas, Director	April 20, 2007 to present	43

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

Harry Orfanos, Director	April 20, 2007 to present	47	Mr. Orfanos has been a director of the Company since April 20, 2007. In 2006, he co-founded Magellan Global Fund L.P., a private equity fund focused on investing in emerging markets. From January 2001 to December 2003, he was a Vice President of Capital Markets for Cornell Capital Partners, a New Jersey based private equity fund. From 1995 to 2000, he was a Vice President of Corporate Finance with Zanett Securities, a $100 million New York-based PIPE fund which focused on investing in small to mid-cap public companies. From October 1990 to September 1995, he was an Institutional Sales Trader with Santander Investment Securities in New York, New York. Mr. Orfanos received a B.S. in Finance from New York University in 1987. Mr. Orfanos has not been involved in any legal proceeding listed in Section 401(f) of Regulation S-K during the last five years and has not filed bankruptcy within the last 5 years. Mr. Orfanos has not been engaged in any business activities required to be disclosed by Item 401 of Regulation S-K between 2006 and April 20, 2007, the date he became an officer and director of the company. Mr. Orfanos currently devotes approximately 10 hours per month to our business operations.

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

SUMMARY COMPENSATION TABLE
Change in Pension Value
						Non-Equity Incentive	and Nonqualified Deferred
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	All Other	Total
Compensation
		($)	($)	($)	($)	($)	($)	($)	($)

Roger Renken, Principal Executive Officer	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

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

Name and Address of Beneficial Owner	Position(s) Held	Nature and Amount of Beneficial Ownership (1)	Percent of Outstanding Common Stock

Magellan Global Fund (2)	None	30,586,923	89.96%
525 B Street Suite 1500 San Diego, CA 92130		Direct

Roger Renken	CEO	1,000,000	2.94%
6523 California Ave Seattle, WA 98136		Direct

All Officers and Directors as a group		1,000,000	2.94%

(1)	In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

(2)	The Magellan Global Fund, LP, is a Delaware Limited Partnership, formed in September 2006. The General Partner of the limited partnership is Orinda Advisors, LLC, a Delaware limited liability company, of which Harry Orfanos and Niko Lahanas, directors of registrant, are Managing Partners. Messrs. Orfanos and Lahanas are also Managing Partners of the Magellan Global Fund, LP.

All of these securities were originally issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, were issued to related parties of the registrant and bear a restrictive legend.

Future Sales by Existing Stockholders

A total of 31,586,923 shares have been issued to the existing stockholders, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in the initial public offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended June 30, 2012 were $4,000 and $4,000 for the fiscal year ended June 30, 2011. The reviews for the financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended June 30, 2012 and 2011 were $7,500 and $6,500, respectively.

Audit Related Fees

We incurred no fees for the fiscal years ended June 30, 2012 and 2011 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

All Other Fees

We incurred no other fees during the fiscal years ended June 30, 2012 and 2011 for products and services rendered by our principal accountants.

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

Dated: September 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

/s/ Nicholas Lahanas

By: Nicholas Lahanas, Director

Dated: September 24, 2012

/s/ Harry Orfanos

By: Harry Orfanos, Director

Dated: September 24, 2012

