Form 10-K/A
period 2012-06-30
CRATER MOUNTAIN RESOURCES, INC.
filed 2012-09-25
CIK 1434028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

EXPLANATORY NOTE

This amendment is being filed only to update the XBRL files with the “detailed tagging” XBRL files required to be included with this report. No other changes were made to the original report filed today, September 24, 2012.

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